Form 10-Q
period 1996-03-31
ALLMERICA PROPERTY & CASUALTY COMPANIES INC
filed 1996-05-14
CIK 891289

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended:  March 31, 1996

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from:      to

                                     20668
                           (Commission file number)


                  ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                             04-3164595
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)           Identification Number)


                440 Lincoln Street, Worcester, Massachusetts  01653
                     (Address of principal executive offices)
                                     (Zip Code)

                                   (508) 855-1000
                (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [  X  ]     No [     ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes [      ]     No [     ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 59,646,106 shares of common stock outstanding, as of May 1, 1995.


                                      15
                            Total Number of Pages



                       PART I - FINANCIAL INFORMATION

                        ITEM 1 - FINANCIAL STATEMENTS



                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)
                                                    Three Months Ended
                                                         March 31,
(in millions except per share data)                  1996        1995
Revenues
  Net premiums written                            $  475.7    $  480.8
  Increase in unearned premiums,
   net of prepaid reinsurance premiums                10.6        25.0
  Net premiums earned                                465.1       455.8
  Net investment income                               52.3        53.0
  Net realized gains on investments                   45.5           -
  Other income, net                                    0.4         4.0

    Total revenues                                   563.3       512.8

Expenses
 Losses and loss adjustment expenses                 346.2       321.8
 Policy acquisition and other
  underwriting expenses                              146.5       145.7
 Policyholders' dividends                              3.1         1.6

    Total expenses                                   495.8       469.1

 Income before federal income taxes and
  minority interest                                   67.5        43.7
 Federal income tax expense                           13.7         8.9

 Income before minority interest                      53.8        34.8

 Minority interest                                    (4.2)       (2.1)

Net income                                        $   49.6    $   32.7

Per Share Data

  Net Income                                      $   0.82    $   0.53

  Dividends declared to shareholders              $   0.04    $   0.04

  Weighted average shares outstanding                 60.5        61.8



The accompanying notes are an integral part of these consolidated financial statements







                       ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
                               CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)
                                                                               March 31,    December 31,
(in millions)                                                                      1996            1995
Assets
  Investments:
    Debt securities available-for-sale, at fair value
     (Amortized cost of $3,426.7 and $3,237.6)                                  3,480.7         3,356.5
    Equity securities available-for-sale
     (Cost of $260.6 and $340.8)                                                  342.5           438.1
    Other investments, at fair value (Cost of $19.9 and $20.1)                     26.5            25.0
  Total investments                                                             3,849.7         3,819.6
  Cash and cash equivalents                                                       112.3           125.5
  Accrued investment income                                                        63.3            64.5
  Premiums receivable (less allowance for doubtful accounts
    of $5.0 and $4.6)                                                             414.8           400.3
  Finance installment receivables                                                  28.0            30.2
  Reinsurance recoverable on paid and unpaid balances                             775.4           807.4
  Prepaid reinsurance premiums                                                     46.6            43.8
  Deferred policy acquisition expenses                                            158.7           157.5
  Deferred federal income taxes                                                   107.2            81.2
  Other Assets                                                                    233.3           211.8

  Total assets                                                             $    5,789.3      $  5,741.8




Liabilities and Shareholders' Equity

Liabilities
  Reserve for losses and loss adjustment expenses                          $    2,868.8      $  2,896.0
  Unearned premiums                                                               810.7           797.3
  Reinsurance premiums payable                                                     17.2            42.0
  Commercial paper                                                                 26.8            27.7
  Other liabilities                                                               453.3           340.6

Total liabilities                                                               4,176.8         4,103.6

Minority interest                                                                 127.8           128.9

Shareholders' equity
  Preferred stock, par value $1.00 per share;
    authorized 20.0 million shares; issued none                                       -               -
  Common stock, par value $1.00 per share;
    authorized 90.0 million shares; issued 61.9
   million shares                                                                  61.9            61.9
  Additional paid-in capital                                                       32.0            32.0
  Retained earnings                                                             1,352.1         1,304.9
  Unrealized appreciation on investments, net of deferred
   federal income taxes and minority interest                                      85.7           133.9
  Treasury stock, at cost (2.0 million and 1.1 million shares)                    (47.0)          (23.4)

Total shareholders' equity                                                      1,484.7         1,509.3

Total liabilities and shareholders' equity                                  $   5,789.3      $  5,741.8


The accompanying notes are an integral part of these consolidated financial statements




                      ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                     (Unaudited)
                                                                 Three Months Ended
                                                                      March 31,
(In millions)                                                    1996            1995
Common stock
  Balance at beginning and end of period                    $    61.9       $    61.9


Additional paid-in capital
  Balance at beginning and end of period                         32.0            32.0


Retained earnings
  Balance at beginning of year                                1,304.9         1,174.6
  Net income                                                     49.6            32.7
  Dividends declared to shareholders                             (2.4)           (2.5)
  Balance at end of period                                    1,352.1         1,204.8


Unrealized appreciation (depreciation) on investments, net
  Balance at beginning of period                                133.9           (36.3)
  (Depreciation) appreciation during the period                 (78.7)           82.8
  Benefit (provision) for deferred federal income taxes          27.6           (29.0)
  Minority interest, net of taxes                                 2.9            (5.2)
  Balance at end of period                                       85.7            12.3


Treasury stock
  Balance at beginning of period                                (23.4)           (2.5)
  Shares purchased at cost                                      (23.6)           (1.3)
  Balance at end of period                                      (47.0)           (3.8)


Total shareholders' equity                                  $ 1,484.7       $ 1,307.2


The accompanying notes are an integral part of these consolidated financial statements



                      ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  (Unaudited)
                                                                                               Three months ended
                                                                                                    March 31,
(in millions)                                                                                 1996            1995
Cash was (used for) provided by
Operating Activities
Net income                                                                               $     49.6      $     32.7
  Adjustments to reconcile net income to net cash
    (used for) provided by operating activities:
    Net realized gains on investments                                                         (45.5)              -
    Deferred federal income tax provision                                                       1.5             2.1
    Change in assets and liabilities:
     Deferred policy acquisition expenses                                                      (1.2)           (4.0)
     Premiums and notes receivable, net of reinsurance payable                                (39.7)          (46.4)
     Unearned premiums, net of prepaid reinsurance premiums                                    10.6            25.0
     Reserve for losses and loss adjustment expenses, net of reinsurance recoverable            4.8            33.6
     Other, net                                                                                 5.5             0.8
      Net cash (used for) provided by operating activities                                    (14.4)           43.8

Investing Activities
  Proceeds from sale of available-for-sale debt securities                                    446.2           203.4
  Proceeds from available-for-sale debt securities maturing or called                             -            89.3
  Proceeds from held-to-maturity debt securities maturing or called                               -            11.6
  Proceeds from sale of available-for-sale equity securities and other investments            163.7            22.4
  Purchases of available-for-sale debt securities                                            (639.1)         (261.5)
  Purchases of available-for-sale equity securities and other investments                     (39.2)          (54.2)
  Decrease (increase) in net receivable from securities transactions not settled              100.3           (11.2)
  Capital expenditures                                                                         (0.8)           (1.8)
    Net cash provided by (used for) investing activities                                       31.1            (2.0)

Financing Activities
  Dividends paid to shareholders                                                               (2.4)           (2.5)
  Commercial paper redeemed, net                                                               (3.9)           (4.4)
  Treasury stock purchased, at cost                                                           (23.6)           (1.3)
      Net cash (used for) financing activities                                                (29.9)           (8.2)

Net (decrease) increase in cash and cash equivalents                                          (13.2)           33.6

Cash and cash equivalents at beginning of period                                              125.5           368.3
Cash and cash equivalents at end of period                                               $    112.3      $    401.9



The accompanying notes are an integral part of these consolidated financial statements



               ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Earnings Per Share

Earnings per share are based on a monthly weighted average of shares outstanding. The weighted average number of shares outstanding applicable to common stock was 60.5 million and 61.8 million for the three month periods ended March 31, 1996 and 1995, respectively. On December 27, 1994, the Board of Directors of Allmerica Property & Casualty Companies, Inc. (the "Company") authorized the repurchase of up to three million shares, or nearly five percent of its outstanding common stock. During the first quarter of 1996, the Company purchased 0.9 million shares for a total of
2.0 million shares since the implementation of the repurchase program.




                     MANAGEMENT'S REPRESENTATION


In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Certain reclassifications have been made to the 1995 consolidated financial statements in order to conform to the 1996 presentation. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company's 1995 Annual Report to Shareholders, as filed on Form 10-K to the Securities and Exchange Commission.






                   PART I - FINANCIAL INFORMATION

                              ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION


The results of operations for Allmerica Property & Casualty Companies, Inc. and subsidiaries (the "Company") include the accounts of Allmerica Property & Casualty Companies, Inc. ("Allmerica P & C"), a non-insurance holding company; The Hanover Insurance Company ("Hanover"), a property and casualty insurance company wholly owned by Allmerica P & C; Citizens Corporation, a non-insurance holding company for Citizens Insurance Company of America (collectively, "Citizens"); and certain other insurance and non-insurance subsidiaries. Hanover owns 81.4% of the outstanding common stock of Citizens Corporation.


Results of Operations

Consolidated Overview

Net Income

The Company's consolidated net income increased $16.9 million, to $49.6 million, or $0.82 per share, in the first quarter of 1996, compared to net income of $32.7 million, or $0.53 per share for the same period in 1995. The increase in net income is primarily attributable to a $45.5 million increase in realized gains primarily related to the sale of equity securities. This increase reflects the Company's decision to increase the proportion of debt securities in the portfolio. Excluding realized gains and losses net of taxes, net income decreased $10.8 million, to $21.8 million in the first quarter of 1996. Net income in the quarter was significantly impacted by catastrophes and other severe weather related losses. This resulted in a $24.4 million increase in losses and loss adjustment expenses (LAE) to $346.2 million in the first quarter of 1996. Direct catastrophe losses in the first quarter of 1996 were $28.7 million, compared to $1.9 million in the first quarter of 1995. This was partially offset by favorable claims experience on current and prior accident years at both Hanover and Citizens, primarily in the workers' compensation lines.
 Federal income tax expense increased $4.8 million in the first quarter of 1996, but the effective tax rate decreased from 20.6% in the first quarter of 1995, to 20.3%, for the same period in 1996. Minority interest in Citizens net income was $4.2 million in the first quarter of 1996, compared to $2.1 million during the first quarter of 1995.

Underwriting results

Consolidated net premiums earned increased $9.3 million, or 2.0%, to $465.1 million in the first quarter of 1996. Personal segment net premiums earned increased $11.7 million, or 4.4%, to $280.2 million. This increase is primarily attributable to increases in policies in force in the personal automobile and homeowners' lines at Hanover, and to price increases in the personal automobile and homeowners' lines at Citizens. Commercial segment net premiums earned decreased $2.4 million, or 1.3% to $184.9 million. This decrease is primarily attributable to competitive market conditions in the commercial segment which resulted in decreases in policies in force in all major lines at Hanover and to price decreases in the workers compensation line at both Hanover and Citizens.

The consolidated underwriting loss increased $17.4 million, to a loss of $30.7 million in the first quarter of 1996. The increase in the underwriting loss is primarily attributable to the increase in catastrophe losses and severe weather during the first quarter of 1996. This resulted in a $24.4 million, or 7.6%, increase in losses and LAE to $346.2 million in the first quarter of 1996. Policy acquisition expenses, which consist primarily of commissions, premium taxes and other policy issuance costs, increased $2.2 million, or 2.2%, to $103.7 million, primarily attributable to the growth in net earned premium. Other underwriting expenses decreased $1.4 million, or 3.2% to $42.8 million in the first quarter of 1996, primarily attributable to reduced technology expenses and decreases in employee related expenses in 1996, primarily at Citizens.




Investment results

Net investment income before taxes remained relatively unchanged at $52.3 million in 1996 compared to $53.0 million in the comparable quarter of 1995. The increase in average invested assets during the first quarter of 1996 was offset by a decrease in average debt security yield from 6.4% in the first quarter of 1995 to 5.9% in the first quarter of 1996. Net investment income after taxes increased $0.3 million, to $43.9 million primarily attributable to the increase in tax- exempt debt securities. During the first quarter of 1996 the Company revised its investment strategy, resulting in the sale of a substantial portion of its equity portfolio and the purchase of tax-exempt securities. This is consistent with the Company's strategy of maximizing after-tax net investment income. As a result of the sale of equity securities, the Company had realized gains of $45.5 million during the first quarter of 1996 compared to realized gains of $49 thousand in the first quarter of 1995.

Segment Results

Personal Segment

The personal segment represented 60.2% and 58.9% of total net premiums earned in the first quarter of 1996 and 1995, respectively.


                                                       Hanover                Citizens               Consolidated
For the Quarters Ended
March 31, (In millions)                           1996         1995        1996         1995        1996         1995
Net premiums earned                         $    145.1   $    139.2  $    135.1   $    129.3  $    280.2   $    268.5

Losses and loss adjustment  expenses             116.3         92.1       107.4        104.6       223.7        196.7

Policy acquisition expenses                       35.9         33.8        27.2         26.0        63.1         59.8

Other underwriting expenses                       13.1         11.6         9.2         10.3        22.3         21.9

Underwriting (loss) profit                 $     (20.2)  $      1.7  $     (8.7)  $    (11.6) $    (28.9)  $     (9.9)





Revenues

Personal segment net premiums earned increased $11.7 million, or 4.4%, to $280.2 million during the first quarter of 1996, compared to $268.5 million in the first quarter of 1995. Hanover's personal segment net premiums earned increased $5.9 million, or 4.2%, to $145.1 million during the first quarter of 1996. This increase was primarily attributable to increases in policies in force in the personal automobile and homeowners' lines and price increases in the homeowners line. Premium growth in Hanover's personal segment was impacted by a mandated 4.5% decrease in Massachusetts personal automobile rates which became effective January 1, 1996. Approximately 40% of Hanover's personal automobile business is currently written in Massachusetts. Citizens' personal segment net premiums earned increased $5.8 million, or 4.5%, to $135.1 million in the first quarter of 1996. This increase is primarily attributable to price increases in the personal automobile and homeowners lines.

Underwriting results

The personal segment underwriting loss increased $19.0 million, to a loss of $28.9 million in the first quarter of 1996. Hanover's underwriting loss increased $21.9 million, while Citizens' improved $2.9 million.

Hanover's personal segment losses and LAE increased $24.2 million, or 26.3% to $116.3 million in the first quarter of 1996. This increase is primarily attributable to a $18.8 million increase in losses and LAE in the homeowners line resulting from increased catastrophes during the quarter. Direct catastrophe losses in the personal segment increased $16.1 million, to $17.8 million in the first quarter of 1996 from $1.7 million during the first quarter of 1995.

Citizens' improved underwriting results are primarily attributable to favorable claims experience on current and prior accident years in the personal automobile line. This improvement was attained in spite of a $4.1 million increase in catastrophes in the first quarter of 1996. There were no catastrophes in the personal segment during the first quarter of 1995.

The increase in policy acquisition expenses in the personal segment of $3.3 million, or 5.5%, to $63.1 million in the first quarter of 1996 reflects the growth in net earned premium at both Hanover and Citizens. Other underwriting expenses at Hanover increased $1.5 million, or 12.9%, to $13.1 million, reflecting costs associated with the expansion of Hanover's group business. Other underwriting expenses at Citizens decreased $1.1 million, or 10.7%, to $9.2 million, reflecting reduced technology expenses and decreases in employee related expenses in 1996.

Commercial Segment

The commercial segment represented 39.8% and 41.1% of total net premiums earned in the first quarter of 1996 and 1995, respectively.



                                                       Hanover                Citizens               Consolidated
For the Quarters Ended
March 31, (In millions)                           1996         1995        1996         1995        1996          1995
Net premiums earned                         $    115.5   $    121.6  $     69.4   $     65.7  $    184.9    $    187.3

Losses and loss adjustment  expenses              74.4         84.0        48.1         41.1       122.5         125.1

Policy acquisition expenses                       27.0         28.9        13.6         12.8        40.6          41.7

Other underwriting expenses                       16.7         17.0         3.8          5.3        20.5          22.3

Policyholders' dividends                           1.3          0.5         1.8          1.1         3.1           1.6

Underwriting  (loss) profit                 $     (3.9)  $     (8.8) $      2.1   $      5.4  $     (1.8)   $     (3.4)



Revenues

Commercial segment net premiums earned decreased $2.4 million, or 1.3%, to $184.9 million in the first quarter of 1996. Hanover's commercial segment net premiums earned decreased $6.1 million, or 5.0%, to $115.5 million. This decrease is primarily attributable to declines in policies in force in commercial multiple peril, workers compensation and commercial automobile lines, and to the withdrawal from a large voluntary pool on December 1, 1995. Rate decreases of 5.4% and 1.0% in the workers compensation and commercial multiple peril lines also contributed to the decrease in net earned premium at Hanover. Citizens' commercial segment net premiums earned increased $3.7 million, or 5.6%, to $69.4 million, in the first quarter of 1996. The increase is primarily attributable to increases in policies in force in all major lines except workers' compensation, resulting from marketing programs developed with Citizen's agents which target growth in this segment, and to price increases in the commercial automobile line. Increases in exposures per policy in the commercial multiple peril and workers' compensation lines as a result of the strong Michigan economy also contributed to premium growth. This was partially offset by rate decreases of 8.5% and 7.0% effective May 1, and December 1, 1995, respectively, in the workers' compensation line.

Continued competitive conditions in the workers' compensation line at both Hanover and Citizens may result in future price decreases that will impact growth in this line. In addition, Hanover's premium growth in the commercial segment may be impacted by continued competitive pricing in 1996 as a result of soft market conditions combined with Hanover's effort to maintain its current underwriting standards.




Underwriting results

The commercial segment underwriting loss improved $1.6 million, or 47.1% to a loss of $1.8 million in the first quarter of 1996. Hanover's underwriting loss improved $4.9 million, or 55.7%, to a loss of $3.9 million and Citizens' underwriting profit decreased $3.3 million, or 61.1%, to $2.1 million in the first quarter of 1996.

Hanover's commercial segment losses and LAE decreased $9.6 million, or 11.4%, to $74.4 million in the first quarter of 1996. This improvement is primarily attributable to a decrease of $10.8 million and $6.8 million in the workers' compensation and commercial automobile lines, respectively as a result of favorable claims experience on the current and prior years. Hanover does not expect the current loss trend in the workers' compensation line to continue in the future. Losses and LAE in the commercial multiple peril lines increased $7.7 million, to $42.6 million, primarily due to an increase in direct catastrophes from $0.2 million in 1995 to $6.1 million in 1996.

Citizens' commercial segment losses and LAE increased $7.0 million, or 17.0%, to $48.1 million in the first quarter of 1996. This increase was primarily attributable to a $6.5 million increases in losses and LAE in the commercial multiple peril line resulting from increased claims activity.

Policy acquisition expenses in the commercial segment decreased $1.1 million, or 2.6% , to $40.6 million in the first quarter of 1996. Hanover's policy acquisition expenses decreased $1.9 million, or 6.6%, to $27.0 million primarily attributable to the decrease in net earned premium and to decreases in commission expenses in a workers' compensation pool. Citizens policy acquisition expenses increased $0.8 million, or 6.3%, to $13.6 million, reflecting the growth in net earned premium. Other underwriting expenses at Hanover decreased $0.3 million, or 1.8%, to $16.7 million, also reflecting the decrease in net earned premiums. Other underwriting expenses at Citizens decreased $1.5 million, or 28.3%, to $3.8 million, reflecting reduced technology expenses and decreases in employee related expenses in 1996.

Reserve for  Losses and Loss Adjustment Expenses

The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in results of operations in the year such changes are determined to be needed and recorded. The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:


For the three months ended March 31, (In millions)                           1996               1995

Reserve for losses and LAE, beginning of period                        $  2,896.0         $  2,821.7

Incurred losses and LAE, net of reinsurance recoverable:

  Provision for insured events of the current year                          377.6              334.8

  Decrease in provision for insured events of prior years                   (31.4)             (13.0)

Total incurred losses and LAE                                               346.2              321.8

Payments, net of reinsurance recoverable:

  Losses and LAE attributable to insured events of current year             111.0               87.3

  Losses and LAE attributable to insured events of prior years              232.7              202.1

Total payments                                                              343.7              289.4

Change in reinsurance recoverable on unpaid losses                          (29.7)              (4.1)

Reserve for losses and LAE, end of period                              $  2,868.8         $  2,850.0




As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $31.4 million and $13.0 million for the three month periods ended March 31, 1996 and 1995, respectively. The increase in favorable development on prior years' loss reserves of $18.4 million results primarily from a $9.4 million increase in favorable development at Citizens to $8.1 million. The favorable reserve development at Citizens in 1996 primarily reflects the initiatives taken by Citizens to manage medical costs in both automobile lines and the workers' compensation line, as well as the impact of the Michigan Supreme Court ruling on worker's compensation indemnity payments, which decreases the maximum amount to be paid for indemnity cases on all existing and future claims. Hanover's favorable development increased $9.0 million to $23.3 million during the first quarter of 1996. This increase is primarily attributable to increased favorable development in the voluntary pools, and to increased favorable development in the workers' compensation and commercial automobile lines at Hanover. The increase was partially offset by unfavorable development in the commercial multiple peril line.

Investment Portfolio

The Company's investment portfolio increased $30.1 million, to $3,849.7 million during the quarter, from $3,819.6 million at December 31, 1995. Debt securities increased $124.2 million, to $3,480.7 million, from $3,356.5 million, and represented 90.4% and 87.9% of the carrying value of all investments at March 31, 1996 and December 31, 1995, respectively. This increase is consistent with the Company's strategy of increasing the level of debt securities in the portfolio. This was accomplished by reducing the level of equities in the portfolio, which resulted in a $95.6 million decrease in equity securities to $342.5 million in the first quarter of 1996. Tax-exempt securities increased $156.7 million, to $2,303.4 million, from $2,146.7 million during the quarter. Tax-exempt securities represented 66.2% of total debt securities at March 31, 1996 compared to 64.0% at December 31, 1995. This increase reflects the Company's efforts to maximize after-tax investment income.

Net unrealized appreciation in the investment portfolio at March 31, 1996 was $142.4 million compared to $221.1 million at December 31, 1995. Unrealized depreciation in the quarter was $64.9 million and $13.8 million on debt and equity securities, respectively.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, Allmerica P&C's primary source of cash for the payment of dividends to its shareholders is dividends from its insurance subsidiaries. However, dividend payments to Allmerica P&C by its insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid out of unreserved and unrestricted earned surplus and restrictions on the payment of "extraordinary" dividends, as defined.

Sources of cash for the Company's insurance subsidiaries are from premiums collected, investment income and maturing investments. Primary cash outflows are paid losses and loss adjustment expenses, policy acquisition expenses, other underwriting expenses and investment purchases. Cash outflows related to claim losses and loss adjustment expenses can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. Accordingly, the Company's strategy is to monitor available cash and short-term investment balances in relation to projected cash needs by matching maturities of investments with expected payments of current and long-term liabilities. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements.

Net cash used for operating activities for the three months ended March 31, 1996 was $14.4 million, compared to $43.8 million provided in the comparable prior year period. This decrease is primarily attributable to the increase in underwriting losses during the first quarter of 1996 which resulted in an increase in claims payments.

Net cash provided by investing activities was $31.1 million for the three months ended March 31, 1996 compared to cash used of $2.0 million in the comparable prior year period. This increase results primarily from timing of cash payments to settle securities transactions resulting from the sale of equity securities and the subsequent purchase of debt securities.

Net cash used for financing activities for the three months ended March 31, 1996 was $29.9 million, compared to $8.2 million in the comparable prior year period. This change primarily reflects share repurchases of 0.9 million shares of the Company's common stock compared to 0.1 million in the comparable period of 1995. The Company implemented a stock repurchase program of up to three million shares in December 1994.

Shareholders' equity was $1,484.7 million at March 31, 1996, or $24.78 per share, compared to $1,509.3 million at December 31, 1995, or $24.82 per share. Shareholders' equity reflects net income for the quarter and the impact of a decrease of $51.1 million due to a decrease in the fair values of available-for-sale debt and equity securities. Changes in shareholders' equity related to the unrealized values of underlying portfolio investments will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.

The Company expects to continue to pay dividends in the foreseeable future.
 However, payment of future dividends is subject to the Board of Directors' approval and is dependent upon earnings and the financial condition of the Company.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturities, common stock and short-term investments. The Company also has unsecured lines of credit with certain banks to support its commercial paper borrowings. At March 31, 1996, these lines totaled $80 million and are subject to annual renewal. There were no borrowings under these lines of credit during the first quarter. In addition, the holding company's financial structure provides the flexibility to obtain funds externally through debt or equity financing, if needed.

Recent Developments

In March 1996, two recently enacted tort reform statutes became effective in Michigan, one which limits the recovery for tort liability for bodily injury by restricting the situations which qualify for serious bodily impairment and requiring the determination to be made by a judge instead of a jury and the other which provides for a comparative negligence system as opposed to joint and several liability. Both statutes prohibit recovery in certain circumstances in which the party was more than 50% at fault. The Company believes that the new statutes will improve future loss experience in the personal and commercial segments. However, the benefits of the tort reform laws may be offset over time by price decreases in these lines. As a result, the Company believes that the new laws will not have a material effect on its results of operations or financial condition.

In February 1996, an amendment to the Essential Insurance Act became effective in Michigan. This amendment eliminates personal automobile and homeowners insurance territorial rating restrictions and limits merit ratings for automobile policies. The Company cannot predict the effect of this new legislation, but believes this law may result in additional competition in the personal segment.

The Company expects second quarter results to be impacted by catastrophe losses related to its property and casualty insurance operations in Michigan and Indiana. The Company expects to incur an estimated $14 million in pre-tax catastrophe losses, net of reinsurance, resulting from tornadoes and wind storms that struck the two states in April. The Company believes the after-tax impact on second quarter net income will be less than $10 million.



                       PART II - OTHER INFORMATION

                                 ITEM 6

                     Exhibits and Reports on Form 8-K



(a)  Exhibits.

         EX - 11 Statement regarding computation of per share earnings.

         EX - 27         Financial Data Schedule


(b)  Reports on Form 8-K

    On March 26, 1996, a report on Form 8-K was filed reporting under
    Item 5, Other Events, the announcement by the Registrant that first quarter results will be impacted by an estimated $24.0 million in direct catastrophe losses.

    On May 2, 1996, a report on Form 8-K was filed reporting under
    Item 5, Other Events, the announcement by the Registrant that Citizens Corporation second quarter results will be impacted by an estimated $14.0 million in catastrophe losses.





    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             Allmerica Property & Casualty Companies, Inc.
                             Registrant




Dated   May 10, 1996            /s/  John F. O'Brien
                                John F. O'Brien
                                President and Chief Executive
                                Officer



Dated   May 10, 1996            /s/  Eric A. Simonsen
                                Eric A. Simonsen
                                Vice President, Chief Financial
                                Officer and Principal Accounting Officer