Form 10-Q
period 1996-06-30
ALLMERICA PROPERTY & CASUALTY COMPANIES INC
filed 1996-08-14
CIK 891289

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  June 30, 1996

                               OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the transition period from:        to


                             0-20668
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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 59,643,406 shares of common stock outstanding, as of August 1, 1996.


                               18
                      Total Number of Pages


                        TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION



    ITEM 1 - FINANCIAL STATEMENTS
             Consolidated Statements of Income                      3
             Consolidated Balance Sheets                            4
             Consolidated Statements of Shareholders' Equity        5
             Consolidated Statements of Cash Flows                  6
             Notes to Consolidated Financial Statements             7


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL
             CONDITION                                              8 - 16



PART II - OTHER INFORMATION

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   17

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                      17




SIGNATURES                                                         18







                                    PART I - FINANCIAL INFORMATION

                                    ITEM 1 - FINANCIAL STATEMENTS

                             ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME



                                                            (Unaudited)                 (Unaudited)
                                                         Three Months Ended          Six Months Ended
(In millions)                                                  June 30,                    June 30,
                                                            1996      1995             1996      1995
Revenues
   Net premiums written                                 $  469.4  $  453.8         $  945.1  $  934.6
   Change in unearned premiums,
     net of prepaid reinsurance premiums                    (0.3)     (7.0)            10.3      18.0
   Net premiums earned                                     469.7     460.8            934.8     916.6
   Net investment income                                    56.3      51.0            108.6     104.0
   Net realized gains on investments                         2.0       4.6             47.5       4.6
   Other income, net                                         4.3       0.4              4.7       4.4

     Total revenues                                        532.3     516.8          1,095.6   1,029.6

Expenses
   Losses and loss adjustment expenses                     341.7     318.4            687.9     640.2
   Policy acquisition and other operating expenses         151.6     144.7            298.1     290.4
   Policyholders' dividends                                  1.9       2.8              5.0       4.4

     Total expenses                                        495.2     465.9            991.0     935.0

Income before federal income taxes and minority interest    37.1      50.9            104.6      94.6

Federal income tax expense                                   6.4      10.1             20.1      19.0

Income before minority interest                             30.7      40.8             84.5      75.6

Minority interest                                           (2.1)     (4.4)            (6.3)     (6.5)


Net income                                              $   28.6  $   36.4         $   78.2  $   69.1

Per share data

   Net income                                           $   0.48  $   0.59         $   1.30  $   1.12

Dividends declared to shareholders                      $   0.04  $   0.04         $   0.08  $   0.08

Weighted average shares outstanding                         59.7      61.4             60.1      61.6



      The accompanying notes are an integral part of these financial statements.






                               ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
                                       CONSOLIDATED BALANCE SHEETS


                                                                  (Unaudited)
(In millions, except  per share data)                               June 30,        December 31,
                                                                      1996              1995
Assets
  Investments
    Debt securities available-for-sale, at fair value              $  3,369.1        $  3,356.5
      (Amortized cost of $3,342.5 and $3,237.6)
    Equity securities available-for-sale, at fair value                 346.5             438.1
      (Cost of $259.8 and $340.8)
    Other investments, at fair value (Cost of $19.9 and $20.1)           26.9              25.0
      Total investments                                               3,742.5           3,819.6
  Cash and cash equivalents                                              94.1             125.5
  Accrued investment income                                              65.6              64.5
  Premiums receivable (less allowance for
    doubtful accounts of $4.6 and $4.6)                                 408.8             400.3
  Finance installment receivables                                        27.2              30.2
  Reinsurance recoverable on paid and unpaid balances                   776.9             807.4
  Prepaid reinsurance premiums                                           45.1              43.8
  Deferred policy acquisition expenses                                  162.9             157.5
  Deferred federal income taxes                                         121.9              81.2
  Other assets                                                          198.6             211.8

                                                                   $  5,643.6        $  5,741.8
Liabilities and Shareholders' Equity

 Liabilities
  Reserve for losses and loss adjustment expenses                  $  2,865.1        $  2,896.0
  Unearned premiums                                                     808.9             797.3
  Reinsurance premiums payable                                           51.0              42.0
  Commercial paper                                                       22.6              27.7
  Other liabilities                                                     285.9             340.6

    Total liabilities                                                 4,033.5           4,103.6

Minority interest                                                       119.8             128.9


Shareholders' Equity
  Preferred stock, par value $1.00 per share;
    authorized 20.0 million shares; issued none                             -                 -
  Common stock, par value $1.00 per share;
    authorized 90.0 million shares; issued 61.9 million shares           61.9              61.9
  Additional paid-in capital                                             32.0              32.0
  Retained earnings                                                   1,378.3           1,304.9
  Unrealized appreciation on investments, net of
    deferred federal income taxes and minority interest                  72.5             133.9
  Treasury stock, at cost (2.3 million and 1.1 million shares)          (54.4)            (23.4)

    Total shareholders' equity                                        1,490.3           1,509.3

                                                                   $  5,643.6        $  5,741.8

     The accompanying notes are an integral part of these financial statements.






                ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                     (Unaudited)
                                                                  Six Months Ended
(In millions)                                                          June 30,
                                                                  1996         1995
Common stock
  Balance at beginning and end of period                      $    61.9    $    61.9

Additional paid-in capital
  Balance at beginning and end of period                           32.0         32.0


Retained earnings
  Balance at beginning of period                                1,304.9      1,174.6
  Net income                                                       78.2         69.1
  Dividends declared to shareholders                               (4.8)        (4.9)
  Balance at end of period                                      1,378.3      1,238.8


Unrealized appreciation (depreciation) on investments, net
  Balance at beginning of period                                  133.9        (36.3)
  (Depreciation) appreciation during the period                  (100.5)      (175.5)
  Benefit (provision) for deferred federal income taxes            35.4        (61.4)
  Minority interest, net of taxes                                   3.7         (9.7)
  Balance at end of period                                         72.5         68.1


Treasury stock
  Balance at beginning of period                                  (23.4)        (2.5)
  Shares purchased at cost                                        (31.0)       (11.1)
  Balance at end of period                                        (54.4)       (13.6)


  Total shareholders' equity                                  $ 1,490.3    $ 1,387.2





 The accompanying notes are an integral part of these financial statements.






                      ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               (Unaudited)
                                                                            Six Months Ended
(In millions)                                                                    June 30,
                                                                            1996         1995
Cash was (used for) provided by:
Operating Activities
Net income                                                              $    78.2    $    69.1
Adjustments to reconcile net income to
  net cash (used for) provided by operating activities:
    Minority interest                                                         6.3          6.5
    Net realized gains on investments                                       (47.5)        (4.6)
    Deferred federal income tax provision                                    (5.4)         4.4
    Change in assets and liabilities:
      Deferred policy acquisition expenses                                   (5.4)        (0.9)
      Premiums and notes receivable, net of reinsurance payable                 -        (44.5)
      Unearned premiums, net of prepaid reinsurance premiums                 10.3         18.1
      Reserve for losses and loss adjustment expenses,
        net of reinsurance recoverable                                       (0.4)        48.7
      Other, net                                                            (35.1)       (24.8)

        Net cash (used for) provided by operating activities                  1.0         72.0

Investing Activities
  Proceeds from sale of available-for-sale debt securities                  897.1        483.6
  Proceeds from available-for-sale debt securities maturing or called        64.7         44.9
  Proceeds from held-to-maturity debt securities maturing or called             -         13.0
  Proceeds from sale of available-for-sale equity securities
    and other investments                                                   177.6         50.1
  Purchases of available-for-sale debt securities                        (1,075.5)      (728.9)
  Purchases of available-for-sale equity securities and other investments   (47.9)      (108.8)
  Decrease in net receivable from securities transactions not settled         6.1         26.5
  Capital expenditures                                                       (2.7)        (2.6)

    Net cash provided by (used for) investing activities                     19.4       (222.2)

Financing Activities
  Dividends paid to shareholders                                             (4.8)        (4.9)
  Commercial paper redeemed, net                                             (5.2)        (8.2)
  Subsidiary treasury stock purchased, at cost                              (10.8)           -
  Treasury stock purchased, at cost                                         (31.0)       (11.1)

    Net cash used for financing activities                                  (51.8)       (24.2)

Net decrease in cash and cash equivalents                                   (31.4)      (174.4)

Cash and cash equivalents at beginning of period                            125.5        368.3
Cash and cash equivalents at end of period                              $    94.1    $   193.9


Supplemental disclosure of cash flow information
  Cash paid during the year:
    Federal income taxes                                                $    25.0    $    16.5
    Interest                                                            $     0.7    $     0.9


        The accompanying notes are an integral part of these financial statements.







          ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    Earnings Per Share

Earnings per share are based on a monthly weighted average of shares outstanding. The weighted average number of shares outstanding applicable to common stock was 59.7 million and 61.4 million for the three month periods ended June 30, 1996 and 1995, respectively. The weighted average number of shares outstanding applicable to common stock was 60.1 million and 61.6 million for the six month periods ended June 30, 1996 and 1995, respectively. On December 27, 1994, the Board of
Directors of Allmerica Property & Casualty Companies, Inc. (the "Company") authorized the repurchase of up to three million shares, or nearly five percent of its outstanding common stock. During the six months ended June 30, 1996, the Company purchased 1.2 million shares for a total of 2.2 million shares since the implementation of the repurchase program.




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




                 PART I - FINANCIAL INFORMATION

                             ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION


The results of operations for Allmerica Property & Casualty Companies, Inc. and subsidiaries (the "Company") include the accounts of Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C"), a non-insurance holding company; The Hanover Insurance Company ("Hanover"), a property and casualty insurance company wholly owned by Allmerica P&C; Citizens Corporation, a non-insurance holding company for Citizens Insurance Company of America (collectively, "Citizens"); and certain other insurance and non-insurance subsidiaries. Hanover owns 82.5% of the outstanding common stock of Citizens Corporation.


Results of Operations

Consolidated Overview

Three months ended June 30, 1996 and 1995

Net Income

The Company's consolidated net income decreased $7.8 million, to $28.6 million, or $0.48 per share in the second quarter of 1996, compared to net income of $36.4 million, or $0.59 per share for the same period in 1995. Excluding realized gains and losses, net of taxes and minority interest, net income decreased $6.3 million, to $27.3 million in the second quarter of 1996. The decrease in net income is primarily attributable to a $23.3 million increase in losses and loss adjustment expenses ("LAE") to $341.7 million in the second quarter of 1996 as a result of increased catastrophes, primarily at Citizens. Catastrophe losses in the second quarter of 1996 were $24.3 million, compared to $14.3 million in the second quarter of 1995. Net investment income increased $5.3 million, or 10.4%, to $56.3 million. This increase resulted primarily from an increase in debt securities and higher average yields on these securities. The second quarter of 1995 was also impacted by a $2.4 million charge related to the pre-refunding of municipal bonds. Federal income tax expense decreased $3.7 million in the second quarter of 1996 and the effective tax rate decreased from 19.8% in the second quarter of 1995, to 17.3% in the same period of 1996. Minority interest in Citizens net income was $2.1 million in the second quarter of 1996, compared to $4.4 million during the second quarter of 1995.

Underwriting results

Consolidated net premiums earned increased $8.9 million, or 1.9%, to $469.7 million in the second quarter of 1996. Personal segment net premiums earned increased $9.6 million, or 3.5%, to $284.9 million. This increase is primarily attributable to modest increases in policies in force in the personal automobile and homeowners lines at Hanover. Price increases in the homeowners line at Hanover and price increases in the personal automobile and homeowners lines at Citizens also contributed to the increase in net premiums earned. Commercial segment net premiums earned decreased $0.7 million, to $184.8 million. This decrease is primarily attributable to the withdrawal from a major voluntary pool by Hanover at December 1, 1995, price decreases in all major lines at Hanover and price decreases in the workers' compensation line at Citizens.

The consolidated underwriting loss increased $15.9 million, to a loss of $21.0 million in the second quarter of 1996. The increase in the underwriting loss is primarily attributable to the increase in catastrophe losses and severe weather during the second quarter of 1996, primarily at Citizens. This resulted in a $23.3 million, or 7.3% increase in losses and LAE to $341.7 million in the second quarter of 1996. Policy acquisition and other underwriting expenses increased $2.4 million, or 1.7%, to $147.1 million. Increases in policy acquisition and other underwriting expenses reflect the growth in net earned premium and increases in group business expenses at Hanover. The quarter results were also impacted by increased expenses associated with an ongoing policy administration technology project that is intended to redesign information systems used to serve customers, underwriting and claims.

Investment results

Net investment income before taxes increased $5.3 million, to $56.3 million in 1996 compared to $51.0 million in the comparable quarter of 1995. This increase primarily reflects an increase in average invested assets and a higher level of debt securities in the portfolio. Net investment income in 1995 was adversely impacted by a $2.4 million charge related to the pre-refunding of municipal bond securities.
Average yields on debt securities increased from 6.2% in the second quarter of 1995 to 6.4% in the comparable 1996 quarter. Net investment income after taxes increased $4.3 million, to $46.2 million. During the first quarter of 1996, the Company revised its investment strategy, resulting in the sale of a substantial portion of its equity portfolio and the purchase of tax-exempt securities. This is consistent with the Company's strategy of maximizing after-tax net investment income. The Company had realized gains of $2.0 million during the second quarter of 1996 compared to realized gains of $4.6 million in the second quarter of 1995.

Segment Results

Personal Segment

The personal segment represented 60.7% and 59.7% of total net premiums earned in the second quarter of 1996 and 1995, respectively.







                                                        Hanover            Citizens         Consolidated

For the Quarters Ended                               1996     1995      1996     1995      1996     1995
June 30 (In millions)

Net premiums earned                                $ 147.7  $ 141.6   $ 137.2  $ 133.7   $ 284.9  $ 275.3

Losses and loss adjustment expenses                   97.3     92.5     104.2     94.2     201.5    186.7

Policy acquisition and other underwriting expenses    50.3     42.7      36.2     36.5      86.5     79.2

Underwriting (loss) profit                         $   0.1  $   6.4   $ (3.2)  $   3.0   $  (3.1) $   9.4






Revenues

Personal segment net premiums earned increased $9.6 million, or 3.5%, to $284.9 million during the second quarter of 1996, compared to $275.3 million in the second quarter of 1995. Hanover's personal segment net premiums earned increased $6.1 million, or 4.3%, to $147.7 million during the second quarter of 1996. This increase is attributable to modest increases in policies in force in the personal automobile and homeowners lines, primarily as a result of growth in group business and in expansion states, and price increases in the homeowners line. Citizens' personal segment net premiums earned increased $3.5 million, or 2.6%, to $137.2 million in the second quarter of 1996. This increase is primarily attributable to price increases in the personal automobile and homeowners lines.

Underwriting results

The personal segment underwriting profit decreased $12.5 million, to a loss of $3.1 million in the second quarter of 1996. Hanover's underwriting profit decreased $6.3 million, while Citizens' decreased $6.2 million to a loss of $3.2 million.

The decrease in Hanover's underwriting profit resulted primarily from a $7.6 million or 17.8% increase in policy acquisition and other underwriting expenses to $50.3 million in the second quarter of 1996. This increase is primarily attributable to increases in net earned premium, a $1.5 million increase in group business expenses and a $1.7 million increase in expenses associated with the policy administration technology project.

Citizens' decrease in underwriting profit is primarily attributable to a $13.6 million increase in catastrophe losses during the second quarter of 1996. This resulted in a $10.0 million or 10.6%, increase in losses and LAE to $104.2 million. This was partially offset by favorable claims activity in both the current and prior accident years in the personal automobile line attributable to improvements in severity. Citizens did not incur any catastrophe losses in the second quarter of 1995.

Policy acquisition and other underwriting expenses at Citizens decreased $0.3 million, to $36.2 million in the second quarter of 1996. The decrease is primarily attributable to decreases in employee related expenses and contingent commissions, partially offset by the effect of increases in net earned premium.


Commercial Segment

The commercial segment represented 39.3% and 40.3% of total net premiums earned in the second quarter of 1996 and 1995, respectively.







                                                        Hanover            Citizens         Consolidated

For the Quarters Ended                               1996     1995      1996     1995      1996     1995
June 30 (In millions)

Net premiums earned                                $ 110.9  $ 116.0   $  73.9  $  69.5   $ 184.8  $ 185.5

Losses and loss adjustment expenses                   80.4     85.5      59.8     46.2     140.2    131.7

Policy acquisition and other underwriting expenses    44.4     48.8      16.2     16.7      60.6     65.5

Policyholders' dividends                               0.1      1.2       1.8      1.6       1.9      2.8

Underwriting (loss) profit                         $ (14.0) $ (19.5)  $  (3.9) $   5.0   $ (17.9) $ (14.5)







Revenues

Commercial segment net premiums earned decreased $0.7 million, to $184.8 million in the second quarter of 1996. Hanover's commercial segment net premiums earned decreased $5.1 million, or 4.4%, to $110.9 million. This decrease is primarily attributable to Hanover's withdrawal from a large voluntary pool on December 1, 1995 and to competitive market conditions in this segment. Rate decreases in all commercial lines and decreases in policies in force in the commercial multiple peril line also contributed to the decrease in net earned premium at Hanover. Citizens' commercial segment net premiums earned increased $4.4 million, or 6.3%, to $73.9 million in the second quarter of 1996. This increase is primarily attributable to a 5.8% increase in policies in force in the commercial multiple peril line since December 31, 1995. This increase was partially offset by rate decreases in the workers' compensation line as a result of continuing competition in this line in Michigan. Rates in the workers' compensation line were decreased 8.5%, 7.0% and 6.4% effective May 1, 1995, December 1, 1995, and June 1, 1996, respectively.

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

Underwriting results

The commercial segment underwriting loss increased $3.4 million, or 23.4%, to a loss of $17.9 million in the second quarter of 1996. Hanover's underwriting loss improved $5.5 million, or 28.2%, to a loss of $14.0 million, while Citizens' underwriting profit decreased $8.9 million, to a loss of $3.9 million in the second quarter of 1996.

Hanover's commercial segment losses and LAE decreased $5.1 million, or 6.0%, to $80.4 million in the second quarter of 1996. This improvement is primarily attributable to a decrease of $8.3 million, resulting from the withdrawal of a major voluntary pool and a $5.3 million decrease in the commercial automobile line as a result of favorable claims experience on the current and prior years. This was partially offset by a $11.2 million increase in losses and LAE in the workers' compensation line reflecting increased claim frequency and severity.

Citizens' underwriting loss resulted primarily from increased loss frequency in the commercial multiple peril line and a $2.3 million increase in catastrophe losses in this line. Losses and LAE in the commercial multiple peril line increased $ 6.0 million, or 44.4%, to $19.5 million. There were no catastrophe losses in the commercial segment in the second quarter of 1995.

Policy acquisition and other underwriting expenses in the commercial segment decreased $4.9 million, or 7.5%, to $60.6 million in the second quarter of 1996. Hanover's policy acquisition and other underwriting expenses decreased $4.4 million, or 9.0%, to $44.4 million, primarily attributable to a $6.5 million decrease in expenses associated with a change in estimate in deferred expenses during the second quarter of 1996, and the effect of decreases in net earned premium. Hanover revised its estimate of deferred acquisition costs during the quarter to reflect changes in variable underwriting expenses. This was partially offset by a $1.2 million increase associated with the policy administration technology project. Citizens' policy acquisition and other underwriting expenses decreased $0.5 million, or 3.0%, to $16.2 million, resulting from decreases in employee related expenses and contingent commissions, partially offset by the effect of increases in net earned premium.
 .

Six months ended June 30, 1996 and 1995

Net Income

The Company's consolidated net income for the six months ended June 30, 1996 increased $9.1 million, to $78.2 million, or $1.30 per share, compared to net income of $69.1 million, or $1.12 per share for the same period in 1995. The increase in net income is primarily attributable to a $42.9 million increase in realized gains, primarily related to the sale of equity securities. This increase reflects the Company's decision during the first quarter of 1996 to increase the proportion of debt securities in the portfolio. Excluding realized gains and losses, net of taxes and minority interest, net income decreased $17.1 million, to $49.1 million for the six months ended June 30, 1996. Net income in the six month period of 1996 was significantly impacted by catastrophes and other severe weather related losses. This resulted in a $47.7 million increase in losses and loss adjustment expenses to $687.9 million in the six months ended June 30, 1996. Catastrophe losses in the six months ended June 30, 1996 were $54.3 million, compared to $16.3 million in the comparable 1995 period. This was partially offset by favorable claims experience on current and prior accident years, primarily at Citizens, primarily in the personal automobile and workers' compensation lines. Net investment income increased $4.6 million, or 4.4%, to $108.6 million. This increase reflects an increase in debt securities resulting from the Company's strategy to reduce the level of equity securities in the portfolio, which was implemented during the first quarter of 1996. The six month results were also impacted by a $2.4 million charge related to the pre-refunding of municipal bonds. Federal income tax expense increased $1.1 million in the six months ended June 30, 1996, but the effective tax rate decreased from 20.1% in the six months ended June 30, 1995, to 19.2%, for the same period in 1996. Minority interest in Citizens net income was $6.3 million in the six month period ended June 30, 1996, compared to $6.5 million during the six month period ended June 30, 1995.

Underwriting results

Consolidated net premiums earned for the six months ended June 30, 1996 increased $18.2 million, or 2.0%, to $934.8 million. Personal segment net premiums earned increased $21.3 million, or 3.9%, to $565.1 million. This increase is primarily attributable to modest increases in policies in force in the personal automobile and homeowners lines at Hanover. Price increases in the homeowners line at Hanover and price increases in the personal automobile and homeowners lines at Citizens also contributed to the increase in net premiums earned. Commercial segment net premiums earned decreased $3.1 million, to $369.7 million. This decrease is primarily attributable to the withdrawal from a large voluntary pool on December 1, 1995 at Hanover, and to competitive market conditions in this segment. Price decreases in all commercial lines at Hanover and in the workers' compensation line at Citizens and decreases in policies in force in the commercial multiple peril line at Hanover also contributed to the decrease in net earned premium.

The consolidated underwriting loss for the six months ended June 30, 1996 increased $33.3 million, to a loss of $51.7 million. The increase in the underwriting loss is primarily attributable to the increase in catastrophe losses and severe weather related losses. This resulted in a $47.7 million, or 7.5% increase in losses and LAE to $687.9 million in the six months ended June 30, 1996. Policy acquisition and other underwriting expenses increased $3.2 million, or 1.1%, to $293.6 million. Increases in policy acquisition and other underwriting expenses at Hanover reflect the growth in net earned premium, increases in group business expenses and expenses associated with the policy administration technology project. This was partially offset by a $1.4 million decrease in policy acquisition and other underwriting expenses at Citizens, primarily attributable to decreases in employee related expenses and contingent commissions.

Investment results

Net investment income before taxes increased  $4.6 million, or 4.4%,  to
108.6 million during the first six months of 1996 compared to $104.0 million in the comparable period of 1995. This increase primarily reflects an increase in average invested assets and a higher level of debt securities in the portfolio. Net investment income in 1995 was adversely impacted by a $2.4 million charge related to the pre-refunding of municipal bond securities. Average yields on debt securities decreased from 6.3% in the six months ended June 30, 1995 to 6.2% in 1996. Net investment income after taxes increased $4.6 million, to $90.1 million, primarily attributable to the increase in tax-exempt debt securities. During the first quarter of 1996, the Company revised its investment strategy, resulting in the sale of a substantial portion of its equity portfolio and the purchase of tax-exempt securities. This is consistent with the Company's strategy of maximizing after-tax net investment income. As a result of the sale of equity securities, the Company had realized gains of $47.5 million during the six months ended June 30, 1996, compared to realized gains of $4.6 million in 1995.

Segment Results

Personal Segment

The personal segment represented 60.5% and 59.3% of total net premiums earned in the six months ended June 30, 1996 and 1995, respectively.







                                                        Hanover            Citizens         Consolidated

For the Six Months Ended                               1996     1995      1996     1995      1996     1995
June 30 (In millions)

Net premiums earned                                  $ 292.8  $ 280.8   $ 272.3  $ 263.0   $ 565.1  $ 543.8

Losses and loss adjustment expenses                    213.6    184.6     211.6    198.8     425.2    383.4

Policy acquisition and other underwriting expenses      99.3     88.1      72.6     72.8     171.9    160.9

Underwriting (loss) profit                           $ (20.1) $   8.1   $ (11.9) $  (8.6)  $ (32.0) $  (0.5)







Revenues

Personal segment net premiums earned for the six months ended June 30, 1996 increased $21.3 million, or 3.9%, to $565.1 million, compared to $543.8 million in the same period of 1995. Hanover's personal segment net premiums earned increased $12.0 million, or 4.3%, to $292.8 million during the six months ended June 30, 1996. This increase is primarily attributable to modest increases in policies in force in the personal automobile and homeowners lines and price increases in the homeowners line. Citizens' personal segment net premiums earned increased $9.3 million, or 3.5%, to $272.3 million in the six months ended June 30, 1996. This increase is primarily attributable to price increases in the personal automobile and homeowners lines.

Underwriting results

The personal segment underwriting loss for the six months ended June 30, 1996 increased $31.5 million, to a loss of $32.0 million. Hanover's underwriting loss increased $28.2 million, while Citizens' increased $3.3 million. Hanover's personal segment losses and LAE increased $29.0 million, or 15.7%, to $213.6 million in the six months ended June 30, 1996. This increase is primarily attributable to a $19.0 million increase in losses and LAE in the homeowners line, resulting from increased catastrophes during the period. Catastrophe losses in the personal segment increased $13.4 million, to $22.1 million in the six months ended June 30, 1996 from $8.7 million during the comparable 1995 period.

Citizens' underwriting loss increased primarily as a result of a $17.7 million increase in catastrophe losses. This resulted in a $24.9 million increase in losses and LAE in the homeowners line. Favorable claims experience on current and prior years resulted in a $12.7 million decrease in losses and LAE in the personal automobile line. There were no catastrophe losses in the personal segment during the six month period ended June 30, 1995.

Policy acquisition and other underwriting expenses in the personal segment increased $11.0 million, or 6.8%, to $171.9 million in the six months ended June 30, 1996. This increase is primarily attributable to an increase of $11.2 million, or 12.7%, to $99.3 million at Hanover for the six months ended June 30, 1996. This increase is due to the effect of increases in net earned premium, a $3.0 million increase in group business expenses, a $2.0 million increase in commissions and a $1.8 million increase in expenses associated with the policy administration technology project. Policy acquisition and other underwriting expenses in the personal segment at Citizens decreased $0.2 million, to $72.6 million for the six months ended June 30, 1996. This decrease is primarily attributable to decreases in employee related expenses and contingent commissions, partially offset by the effect of increases in net earned premium.

Commercial Segment

The commercial segment represented 39.5% and 40.7% of total net premiums earned in the six months ended June 30, 1996 and 1995, respectively.







                                                       Hanover            Citizens         Consolidated

For the Six Months Ended                             1996     1995      1996     1995      1996     1995
June 30 (In millions)

Net premiums earned                                $ 226.4  $ 237.6   $ 143.3  $ 135.2   $ 369.7  $ 372.8

Losses and loss adjustment expenses                  154.8    169.5     107.9     87.3     262.7    256.8

Policy acquisition and other underwriting expenses    88.1     94.7      33.6     34.8     121.7    129.5

Policyholders' dividends                               1.4      1.7       3.6      2.7       5.0      4.4

Underwriting (loss) profit                         $ (17.9) $ (28.3)  $  (1.8) $  10.4   $ (19.7) $ (17.9)







Revenues

Commercial segment net premiums earned for the six months ended June 30, 1996 decreased $3.1 million, or 1.0%, to $369.7 million. Hanover's commercial segment net premiums earned decreased $11.2 million, or 4.7%, to $226.4 million. This decrease is primarily attributable to Hanover's withdrawal from a large voluntary pool on December 1, 1995. Rate decreases in all commercial lines and decreases in policies in force in the commercial multiple peril line also contributed to the decrease in net earned premium at Hanover. Citizens' commercial segment net premiums earned increased $8.1 million, or 6.0%, to $143.3 million in the six months ended June 30, 1996. The increase is primarily attributable to a 5.8% increase in policies in force in the commercial multiple peril line since December 31, 1995. Rates in the workers' compensation line were decreased 8.5%, 7.0% and 6.4% effective May 1, 1995, December 1, 1995, and June 1, 1996, respectively.

Underwriting results

The commercial segment underwriting loss for the six months ended June 30, 1996 increased $1.8 million, or 10.1% to a loss of $19.7 million. Hanover's underwriting loss improved $10.4 million, or 36.7%, to a loss of $17.9 million and Citizens' underwriting profit decreased $12.2 million, to a loss of $1.8 million in the six months ended June 30, 1996.

Hanover's commercial segment losses and LAE decreased $14.7 million, or 8.7%, to $154.8 million in the six months ended June 30, 1996. This improvement is primarily attributable to a decrease of $12.1 million in the commercial automobile line as a result of favorable claims experience on the current and prior years and an $8.9 million decrease in losses in LAE resulting from the withdrawal of a large voluntary pool. However, losses and LAE in the commercial multiple peril lines increased $5.9 million, to $80.7 million, primarily due to an increase in catastrophes from $5.0 million in 1995 to $7.9 million in 1996, and to increased severity in this line.

Citizens' underwriting profit decreased primarily due to increased claims activity in the commercial multiple peril line, resulting from severe weather and catastrophe losses which adversely impacted this line. Commercial multiple peril losses and LAE increased $12.5 million, or 63.1%, to $32.3 million in the six months ended June 30, 1996. Catastrophe losses were $3.0 million in this segment during the six months ended June 30, 1996. There were no catastrophe losses in this segment for the comparable period of 1995.

Policy acquisition and other underwriting expenses in the commercial segment decreased $7.8 million, or 6.0%, to $121.7 million in the six months ended June 30, 1996. Hanover's policy acquisition expenses and other underwriting expenses decreased $6.6 million, or 7.0%, to $88.1 million, primarily attributable to a $5.2 million decrease in expenses associated with a change in estimate in deferred expenses during the second quarter of 1996, and by the effect of decreases in net earned premium. Hanover revised its estimate of deferred acquisition costs during the quarter to reflect changes in variable underwriting expenses. This was partially offset by a $1.2 million increase associated with the policy administration technology project. Citizens' policy acquisition and other underwriting expenses in the commercial segment decreased $1.2 million, or 3.4%, to $33.6 million, primarily attributable to decreases in employee related expenses and contingent commissions, partially offset by the effect of increases in net earned premium.

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






For the six months ended June 30,  (In millions)                          1996         1995

Reserve for losses and LAE, beginning of period                      $  2,896.0    $ 2,821.7

Incurred losses and LAE, net of reinsurance recoverable:

   Provision for insured events of the current year                       743.6        685.6

   Decrease in provision for insured events of prior years                (55.7)       (45.4)

Total incurred losses and LAE                                             687.9        640.2

Payments, net of reinsurance recoverable:

    Losses and LAE attributable to insured events of current year         300.9        236.5

    Losses and LAE attributable to insured events of prior years          386.1        365.2

Total payments                                                            687.0        601.7

Change in reinsurance recoverable on unpaid losses                        (31.8)        (3.7)

Reserve for losses and LAE, end of period                            $  2,865.1    $ 2,856.5







As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $55.7 million and $45.4 million for the six month periods ended June 30, 1996 and 1995, respectively. The increase in favorable development on prior years' loss reserves of $10.3 million results primarily from a $7.3 million increase in favorable development at Citizens to $14.3 million. The increase in favorable reserve development at Citizens in 1996, primarily reflects reduced medical costs in the personal automobile line. Hanover's favorable development remained relatively stable at $41.4 million during the six months ended June 30, 1996. Hanover continues to experience favorable development in the personal automobile, workers' compensation and commercial automobile lines. However, the commercial multiple peril line continues to develop unfavorably.

Investment Portfolio

The Company's investment portfolio decreased $77.1 million, to $3,742.5 million during the six months ended June 30, 1996, from $3,819.6 million at December 31, 1995. Debt securities increased $12.6 million, to $3,369.1 million, from $3,356.5 million, and represented 90.0% and 87.9% of the carrying value of all investments at June 30, 1996 and December 31, 1995, respectively. This increase is consistent with the Company's strategy of increasing the level of debt securities in the portfolio. This was accomplished by reducing the level of equities in the portfolio, which resulted in a $91.6 million decrease in equity securities to $346.5 million in the six months ended June 30, 1996. Tax-exempt securities increased $64.3 million, to $2,211.0 million, from $2,146.7 million during the six months ended June 30, 1996. Tax-exempt securities represented 65.6% of total debt securities at June 30, 1996 compared to 64.0% at December 31, 1995. This increase reflects the Company's efforts to maximize after-tax investment income.

Net unrealized appreciation in the investment portfolio at June 30, 1996 was $120.3 million compared to $221.1 million at December 31, 1995. Unrealized depreciation in the six month period was $92.3 million and $8.5 million on debt securities and equities and other investments, respectively.

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

Net cash used for operating activities for the six months ended June 30, 1996 was $1.4 million, compared to $72.0 million provided in the comparable prior year period. This decrease is primarily attributable to the increase in underwriting losses during the first six months of 1996 which resulted in an increase in claims payments.

Net cash provided by investing activities was $19.4 million for the six months ended June 30, 1996 compared to cash used of $222.2 million in the comparable prior year period. Cash used for investing activities has declined due to the decrease in cash flow from operations.

Net cash used for financing activities for the six months ended June 30, 1996 was $49.4 million, compared to $24.2 million in the comparable prior year period. This change primarily reflects share repurchases of
1.2 million shares of the Company's common stock compared to 0.6 million in the comparable period of 1995. The Company implemented a stock repurchase program of up to three million shares in December 1994.

Shareholders' equity was $1,490.3 million at June 30, 1996, or $24.99 per share, compared to $1,509.3 million at December 31, 1995, or $24.82 per share. Shareholders' equity reflects net income for the six month period and the impact of a decrease of $61.4 million due to a decrease in the fair values of available-for-sale debt and equity securities. Changes in shareholders' equity related to the unrealized values of underlying portfolio investments will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.

The Company expects to continue to pay dividends in the foreseeable future. However, payment of future dividends is subject to the Board of Directors' approval and is dependent upon earnings and the financial condition of the Company.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturities, common stock and short-term investments. The Company also has unsecured lines of credit with certain banks to support its commercial paper borrowings. At June 30, 1996, these lines totaled $80.0 million and are subject to annual renewal. There were no borrowings under these lines of credit during the six months ended June 30, 1996. In addition, the holding company's financial structure provides the flexibility to obtain funds externally through debt or equity financing, if needed.




                   PART II - OTHER INFORMATION

                             ITEM 4


       Submission of Matters to a Vote of Security Holders

The Registrant's annual shareholders meeting was held on May 21, 1996. All eleven persons nominated for directors by management were named in proxies for the meeting, which were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The following individuals were elected for one year terms:








                                VOTES              WITHHELD
                                 FOR
Michael P. Angelini         55,759,528               550,494
David A. Barrett            56,262,846                47,176
Gail L. Harrison            56,276,021                34,001
James A Cotter, Jr.         56,256,681                53,341
M. Howard Jacobson          56,177,282               132,740
Dona Scott Laskey           56,256,793                53,229
John F. O'Brien             56,248,521                61,501
Eric A. Simonsen            56,264,021                46,001
Robert G. Stachler          56,195,745               114,277
Herbert M. Varnum           56,254,696                55,326
Richard M. Wall             56,197,555               112,467







Shareholders ratified the appointment of Price Waterhouse LLP as the Independent Public Accountants of the Company for 1996: for 56,286,253; against 11,695; withheld 12,074.


                                              ITEM 6

                                  Exhibits and Reports on Form 8-K

(a)  Exhibits.

       EX - 11                    Statement regarding computation
                                    of per share earnings.
       EX - 27                    Financial Data Schedule


(b)  Reports on Form 8-K None.










                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Allmerica Property & Casualty Companies, Inc.
                           Registrant




Dated   August 13, 1996      /s/  John F. O'Brien
                             John F. O'Brien
                             President Chief Executive Officer




Dated   August 13, 1996      /s/  Eric A. Simonsen
                             Eric A. Simonsen
                             Vice President, Chief Financial
                             Officer and Principal Accounting Officer