Form 10-Q
period 1996-09-30
ALLMERICA PROPERTY & CASUALTY COMPANIES INC
filed 1996-11-14
CIK 891289

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  September 30, 1996

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 59,649,406 shares of common stock outstanding, as of November 1, 1996.


                           19
                  Total Number of Pages


                    TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION



    ITEM 1 - FINANCIAL STATEMENTS
           Consolidated Statements of Income              3
           Consolidated Balance Sheets                    4
           Consolidated Statements of Shareholders'
           Equity                                         5
           Consolidated Statements of Cash Flows          6
           Notes to Consolidated Financial Statements     7


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL
             CONDITION                               8 - 17



PART II - OTHER INFORMATION


    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K            18




SIGNATURES                                               19





                                             PART I   FINANCIAL INFORMATION

                                             ITEM 1 - FINANCIAL STATEMENTS

                                       ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME

                                                                       (Unaudited)                (Unaudited)
                                                                    Three Months Ended        Nine Months Ended
(In millions, except per share data)                                   September 30,             September 30,

                                                                     1996        1995         1996           1995
Revenues
   Net premiums written                                             $504.2      $507.3      $1,449.3      $1,441.9
   Change in unearned premiums,
     net of prepaid reinsurance premiums                              31.5        32.9          41.8          50.9
   Net premiums earned                                               472.7       474.4       1,407.5       1,391.0
   Net investment income                                              63.0        53.7         171.6         157.7
   Net realized gains (losses) on investments                         (1.6)       10.4          45.9          15.0
   Other income, net                                                   5.2         1.8           9.9           6.2

     Total revenues                                                  539.3       540.3       1,634.9       1,569.9

Expenses
   Losses and loss adjustment expenses                               332.7       322.3       1,020.6         962.5
   Policy acquisition and other operating expenses                   145.1       152.2         443.2         442.6
   Policyholders' dividends                                            3.7         2.6           8.7           7.0

     Total expenses                                                  481.5       477.1       1,472.5       1,412.1

Income before federal income taxes and minority interest              57.8        63.2         162.4         157.8

Federal income tax expense                                            12.3        16.0          32.4          35.0

Income before minority interest                                       45.5        47.2         130.0         122.8

Minority interest                                                     (4.7)       (4.1)        (11.0)        (10.6)


Net income                                                           $40.8       $43.1        $119.0        $112.2

Per share data

Net income                                                           $0.68       $0.70         $1.98         $1.83

Dividends declared to shareholders                                   $0.04       $0.04         $0.12         $0.12

Weighted average shares outstanding                                   59.7        61.2          60.0          61.5



                        The accompanying notes are an integral part of these financial statements.







                                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
                                        CONSOLIDATED BALANCE SHEETS


                                                                           (Unaudited)
(In millions, except  per share data)                                      September 30, December 31,
                                                                               1996         1995
Assets
  Investments
    Debt securities available-for-sale, at fair value                        $3,489.9     $3,356.5
      (Amortized cost of $3,442.8 and $3,237.6)
    Equity securities available-for-sale, at fair value                         369.9        438.1
      (Cost of $273.5 and $340.8)
    Other investments, at fair value (Cost of $26.5 and $20.1)                   30.2         25.0
      Total investments                                                       3,890.0      3,819.6
  Cash and cash equivalents                                                      96.7        125.5
  Accrued investment income                                                      62.5         64.5
  Premiums receivable (less allowance for
    doubtful accounts of $5.0 and $4.6)                                         435.2        400.3
  Finance installment receivables                                                25.7         30.2
  Reinsurance recoverable on paid and unpaid balances                           768.0        807.4
  Prepaid reinsurance premiums                                                   44.5         43.8
  Deferred policy acquisition expenses                                          169.4        157.5
  Deferred federal income taxes                                                 113.0         81.2
  Other assets                                                                  168.6        211.8

                                                                             $5,773.6     $5,741.8
Liabilities and Shareholders' Equity

 Liabilities
  Reserve for losses and loss adjustment expenses                            $2,860.3     $2,896.0
  Unearned premiums                                                             839.8        797.3
  Reinsurance premiums payable                                                   51.6         42.0
  Commercial paper                                                               21.6         27.7
  Other liabilities                                                             330.0        340.6

    Total liabilities                                                         4,103.3      4,103.6

Minority interest                                                               125.2        128.9


Shareholders' Equity
  Preferred stock, par value $1.00 per share;
    authorized 20.0 million shares; issued none                                     -            -
  Common stock, par value $1.00 per share;
    authorized 90.0 million shares; issued 61.9 million shares                   61.9         61.9
  Additional paid-in capital                                                     32.0         32.0
  Retained earnings                                                           1,416.7      1,304.9
  Unrealized appreciation on investments, net of
    deferred federal income taxes and minority interest                          88.8        133.9
  Treasury stock, at cost (2.3 million and 1.1 million shares)                  (54.3)       (23.4)

    Total shareholders' equity                                                1,545.1      1,509.3

                                                                             $5,773.6     $5,741.8



               The accompanying notes are an integral part of these financial statements.







                         ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                    (Unaudited)
                                                                  Nine Months Ended
(In millions)                                                       September 30,
                                                                  1996          1995

Common stock
  Balance at beginning and end of period                      $   61.9     $    61.9

Additional paid-in capital
  Balance at beginning and end of period                          32.0          32.0


Retained earnings
  Balance at beginning of period                               1,304.9       1,174.6
  Net income                                                     119.0         112.2
  Dividends declared to shareholders                              (7.2)         (7.4)
  Balance at end of period                                     1,416.7       1,279.4


Unrealized appreciation (depreciation) on investments, net
  Balance at beginning of period                                 133.9         (36.3)
  (Depreciation) appreciation during the period                  (73.9)        215.1
  Benefit (provision) for deferred federal income taxes           25.9         (75.3)
  Minority interest, net of taxes                                  2.9         (11.7)
  Balance at end of period                                        88.8          91.8


Treasury stock
  Balance at beginning of period                                 (23.4)         (2.5)
  Shares purchased at cost                                       (31.0)        (12.1)
  Shares reissued                                                  0.1             -
  Balance at end of period                                       (54.3)        (14.6)


  Total shareholders' equity                                  $1,545.1      $1,450.5




      The accompanying notes are an integral part of these financial statements.







                                    ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       (Unaudited)
                                                                                    Nine Months Ended
(In millions)                                                                          September 30,
                                                                                    1996            1995
Cash was (used for) provided by:
Operating Activities
Net income                                                                     $   119.0       $   112.2
Adjustments to reconcile net income to
  net cash (used for) provided by operating activities:
    Minority interest                                                               11.0            10.6
    Net realized gains on investments                                              (45.9)          (15.0)
    Deferred federal income tax (benefit) provision                                 (5.9)            6.5
    Change in assets and liabilities:
      Deferred policy acquisition expenses                                         (11.9)           (7.1)
      Premiums and notes receivable, net of reinsurance payable                    (25.7)          (57.0)
      Unearned premiums, net of prepaid reinsurance premiums                        41.8            50.9
      Reserve for losses and loss adjustment expenses,
        net of reinsurance recoverable                                               3.7            53.6
      Other, net                                                                    (3.0)          (18.8)
        Net cash provided by operating activities                                   83.1           135.9

Investing Activities
  Proceeds from sale of available-for-sale debt securities                       1,037.0           805.0
  Proceeds from available-for-sale debt securities maturing or called              223.0           262.0
  Proceeds from held-to-maturity debt securities maturing or called                    -            22.2
  Proceeds from sale of available-for-sale equity securities
    and other investments                                                          185.5            64.8
  Purchases of available-for-sale debt securities                               (1,479.0)       (1,357.5)
  Purchases of held-to-maturity debt securities                                        -            (6.2)
  Purchases of available-for-sale equity securities and other investments          (71.2)         (146.0)
  Decrease in net receivable from securities transactions not settled               52.5            57.6
  Capital expenditures                                                              (4.3)           (4.0)
    Net cash used for investing activities                                         (56.5)         (302.1)

Financing Activities
  Dividends paid to shareholders                                                    (7.2)           (7.4)
  Commercial paper redeemed, net                                                    (6.2)           (6.7)
  Subsidiary treasury stock purchased, at cost                                     (11.1)           (1.0)
  Treasury stock purchased, at cost                                                (31.0)          (12.1)
  Treasury stock reissued                                                            0.1               -
    Net cash used for financing activities                                         (55.4)          (27.2)

Net decrease in cash and cash equivalents                                          (28.8)         (193.4)

Cash and cash equivalents at beginning of period                                   125.5           368.3
Cash and cash equivalents at end of period                                     $    96.7       $   174.9

Supplemental disclosure of cash flow information
 Cash paid during the year:
       Federal income taxes                                                    $    39.3       $    30.9
       Interest                                                                      1.1             1.1



              The accompanying notes are an integral part of these financial statements.







      ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    Earnings Per Share

Earnings  per  share are based on a weighted  average  of
shares  outstanding.   The  weighted  average  number  of
shares  of common stock and equivalents was 59.7  million
and  61.2  million  for  the three  month  periods  ended
September 30, 1996 and 1995, respectively.  The  weighted
average  number of shares of common stock and equivalents
was  60.0  million and 61.5 million for  the  nine  month
periods  ended September 30, 1996 and 1995, respectively.
On December 27, 1994, the Board of Directors of Allmerica
Property  &  Casualty  Companies,  Inc.  (the  "Company")
authorized the repurchase of up to three million  shares,
or  nearly five percent of its outstanding common  stock.
During  the  nine months ended September  30,  1996,  the
Company purchased 1.2 million shares for a total  of  2.1
million shares since the implementation of the repurchase program.




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


Results of Operations

Consolidated Overview

Three months ended September 30, 1996 and 1995

Net Income

The  Company's  consolidated net  income  decreased  $2.3
million,  to  $40.8 million, or $0.68 per  share  in  the
third  quarter of 1996, compared to net income  of  $43.1
million, or $0.70 per share for the same period in  1995.
The decrease in net income is primarily attributable to a
$12.0  million  decrease  in  realized  gains,  primarily
related to the sale of equity securities during the third
quarter  of  1995.  Excluding realized gains and  losses,
net  of taxes and minority interest, net income increased
$5.0  million, to $41.8 million in the third  quarter  of
1996.  This increase was primarily due to a $5.7  million
arbitrated  settlement  from a voluntary  pool  and  $4.0
million  reapportionment  of  an  involuntary  pool.  Net
investment  income increased $9.3 million,  or  17.3%  to
$63.0 million, reflecting a change in estimated equity in
earnings from a limited partnership of $6.7 million. This
was offset by a $10.4 million increase in losses and loss
adjustment  expenses  ("LAE") to $332.7  million  in  the
third  quarter  of 1996, resulting from a  $12.6  million
decrease   from   $25.6  million  in   favorable   claims
experience  on the prior accident years at  Hanover.  The
Company  expects reduced favorable development at Hanover
to continue to impact future earnings. Federal income tax
expense  decreased $3.7 million in the third  quarter  of
1996  and the effective tax rate decreased from 25.3%  in
the third quarter of 1995, to 21.3% in the same period of
1996.  Minority interest in Citizens net income was  $4.7
million  in the third quarter of 1996, compared  to  $4.1
million during the third quarter of 1995.

Underwriting results

Consolidated net premiums earned decreased $1.7 million, to $472.7 million in the third quarter of 1996. Personal segment net premiums earned increased $5.4 million, to $290.4 million. This increase is primarily attributable to price increases in the homeowners line at Hanover and price increases in the personal automobile and homeowners lines at Citizens. Commercial segment net premiums earned decreased $7.1 million, to $182.3 million. This decrease is primarily attributable to price decreases in the workers' compensation line at both Hanover and Citizens and to the withdrawal from a major voluntary pool by Hanover at December 1, 1995.

The   consolidated  underwriting  loss   increased   $4.2
million,  to a loss of $6.9 million in the third  quarter
of  1996.  The  increase  in  the  underwriting  loss  is
primarily attributable to a decrease in favorable  claims
experience  on  prior accident years  at  Hanover.   This
resulted  in a $10.4 million, or 3.2% increase in  losses
and  LAE to $332.7 million in the third quarter of  1996.
Policy   acquisition  and  other  underwriting   expenses
decreased  $9.0  million,  or 5.9%,  to  $143.2  million.
Hanover's   policy  acquisition  and  other  underwriting
expenses decreased $7.7 million, to $87.1 million.   This
decrease primarily reflects decreases in commissions  and
assessment  expenses associated with the  reapportionment
of  an  involuntary pool, and the decrease in net  earned
premium  at  Hanover.  Citizens' policy  acquisition  and
other  underwriting expenses decreased $1.3  million,  to
$56.1  million, reflecting reductions in employee related
expenses  and  commissions,  partially  offset   by   the
increases in earned premium and expenses associated with an ongoing policy administration technology project.


Investment results

Net   investment  income  before  taxes  increased   $9.3
million,  to  $63.0  million in 1996, compared  to  $53.7
million  in the comparable quarter of 1995. This increase
was primarily as a result of a change in estimated equity
in  earnings from a limited partnership of $6.7  million.
Average yields on debt securities increased from 6.3%  in
the  third quarter of 1995 to 6.4% in the comparable 1996
quarter. Net investment income after taxes increased $7.0
million,  to $48.8 million. During the first  quarter  of
1996,   the  Company  revised  its  investment  strategy,
resulting  in  the sale of a substantial portion  of  its
equity   portfolio   and  the  purchase   of   tax-exempt
securities.   This  is  consistent  with  the   Company's
strategy  of maximizing after-tax net investment  income.
The Company had realized losses of $1.6 million during the third quarter of 1996 compared to realized gains of $10.4 million in the third quarter of 1995.

Segment Results

Personal Segment

The personal segment represented 61.4% and 60.1% of total net premiums earned in the third quarter of 1996 and 1995, respectively.

                                                          Hanover                Citizens              Consolidated
For the Quarters Ended
September 30, (In millions)                            1996       1995        1996        1995        1996       1995


Net premiums earned                                $  149.4   $  148.9    $   141.0   $  136.1    $  290.4   $  285.0

Losses and loss adjustment expenses                   107.6       94.5         96.5      105.6       204.1      200.1

Policy acquisition and other underwriting
expenses                                               46.8       48.7         37.6       36.0        84.4       84.7
                                                   --------------------   ---------------------   --------------------
Underwriting (loss) profit                         $   (5.0)  $    5.7    $     6.9   $   (5.5)   $    1.9   $    0.2
                                                   ====================   =====================   ====================





Revenues

Personal  segment  net  premiums earned  increased   $5.4
million,   to $290.4 million during the third quarter  of
1996, compared to $285.0 million in the third quarter  of
1995.   Hanover's  personal segment net  premiums  earned
remained  relatively flat at $149.4  million  during  the
third  quarter  of  1996.  Increases  in  earned  premium
resulting  from rate increases and increases in  policies
in  force  in  the homeowners line were  offset  by  rate
decreases  in the personal automobile line  and  a  lower
participation in an involuntary pool.  Hanover's  premium
growth  in the personal automobile line has been impacted
by  a  combined 16% rate decrease in Massachusetts during
the past two years.  Massachusetts currently accounts for
approximately   36%  of  Hanover's  personal   automobile
writings. Citizens' personal segment net premiums  earned
increased $4.9 million, or 3.6%, to $141.0 million in the
third  quarter  of  1996.   This  increase  is  primarily
attributable   to   price  increases  in   the   personal
automobile   and  homeowners  lines.  This  increase   is
partially offset by a 2.5% decrease in policies in force in the personal automobile line since December 31, 1995, attributable to continued strong competition in Michigan.

Underwriting results

The  personal segment underwriting profit increased  $1.7
million, to a profit of $1.9 million in the third quarter
of  1996.  Hanover's underwriting profit decreased  $10.7
million to a loss of $5.0 million, while Citizens' underwriting loss increased $12.4 million to a profit of $6.9 million.


The  decrease  in Hanover's underwriting profit  resulted
primarily  from  a  $13.1 million or  13.9%  increase  in
losses and loss adjustment expenses to $107.6 million  in
the  third  quarter of 1996. This increase  is  primarily
attributable  to a $7.3 million increase in the  personal
automobile  line  due to an increase in claims  severity.
Homeowners'  losses  and  LAE  increased  $4.9   million,
primarily attributable to increased loss frequency and severity and a $2.2 million increase in catastrophe losses to $3.8 million.

Citizens' underwriting results improved by $12.4 million,
primarily  attributable  to  a  decrease  in  catastrophe
losses.   Catastrophe  losses  provided  a  $2.3  million
benefit during the third quarter of 1996, resulting from a favorable re-estimation of catastrophe losses which occurred in the first half of 1996. Citizens incurred catastrophe losses of $6.9 million in the third quarter of 1995.

Policy  acquisition  and other underwriting  expenses  at
Hanover  decreased  $1.9  million  ,  to  $46.8  million,
primarily  due  to  decreased commission  and  assessment
expenses  reflecting the reapportionment of a involuntary
pool and an increase in deferrable costs attributable  to
premiums    assumed   in  a  reinsurance  contract.   The
reapportionment  resulted  in  a  decrease  in  Hanover's
participation  in an involuntary pool that currently  has
operating losses. Citizens' policy acquisition and  other
underwriting expenses increased  $1.6 million,  to  $37.6
million in the third quarter of 1996. The increase is primarily attributable to the increase in net earned premium and expenses associated with an ongoing policy administration technology project, partially offset by decreases in employee related expenses and commissions.

Commercial Segment

The  commercial segment represented 38.6%  and  39.9%  of
total  net premiums earned in the third quarter  of  1996
and 1995, respectively.

                                                          Hanover                Citizens              Consolidated
For the Quarters Ended
September 30, (In millions)                            1996       1995        1996        1995        1996       1995


Net premiums earned                                $  112.5   $  116.0    $    69.8   $   73.4    $  182.3   $  189.4

Losses and loss adjustment expenses                    83.5       82.5         45.1       39.7       128.6      122.2

Policy acquisition and other underwriting
expenses                                               40.3       46.1         18.5       21.4        58.8       67.5

Policyholders' dividends                                1.7        1.1          2.0        1.5         3.7        2.6
                                                   --------------------   ---------------------   --------------------
Underwriting (loss) profit                         $  (13.0)  $  (13.7)   $     4.2   $   10.8    $   (8.8)  $   (2.9)
                                                   ====================   =====================   ====================



Revenues

Commercial  segment  net premiums earned  decreased  $7.1
million, to $182.3 million in the third quarter of  1996.
Hanover's   commercial  segment   net   premiums   earned
decreased $3.5 million, to $112.5 million. This  decrease
is  primarily  attributable to a $4.3 million,  or  15.7%
decrease  in  earned premium in the workers' compensation
line  primarily resulting from rate decreases  of   15.8%
since   January   1,  1995,  in  this  line.    Hanover's
withdrawal  from a large voluntary pool  on  December  1,
1995  also  contributed to the decrease in  net  premiums
earned.  This was partially offset by a $2.1 million,  or
8.4%, increase in earned premium, to $27.2 million in the
commercial  automobile line due to  a  2.9%  increase  in
policies  in  force.   Citizens' commercial  segment  net
premiums earned decreased $3.6 million, or 4.9%, to $69.8
million in the third quarter of 1996.  This decrease  was
primarily attributable to rate decreases in the  workers'
compensation  line at Citizens as a result of  continuing
competition  in  this  line in Michigan.   Rates  in  the
workers'  compensation  line at Citizens  were  decreased
8.5%,  7.0%  and 6.4% effective May 1, 1995, December  1,
1995, and June 1, 1996, respectively.

Continued   competitive  conditions   in   the   workers'
compensation line at both Hanover and Citizens may result
in future price decreases that will impact growth in this
line.  In  addition,  Hanover's  premium  growth  in  the
commercial   segment   may  be  impacted   by   continued
competitive pricing as a result of soft market conditions combined with Hanover's effort to maintain its current underwriting standards.
Underwriting results

The  commercial segment underwriting loss increased  $5.9
million,  to a loss of $8.8 million in the third  quarter
of  1996.   Hanover's  underwriting  loss  improved  $0.7
million,  or  5.1%,  to  a loss of $13.0  million,  while
Citizens' underwriting profit decreased $6.6 million, to $4.2 million in the third quarter of 1996.

Hanover's  commercial segment losses  and  LAE  increased
$1.0  million,  or 1.2%, to $83.5 million  in  the  third
quarter  of 1996. This increase is primarily attributable
to  a  $7.5 million increase, to $16.9 million, in losses
and  LAE in the workers' compensation line, reflecting  a
decrease in favorable claims experience on prior accident
years.    A  $3.4  million  increase  in  the  commercial
automobile line resulting from increased severity also contributed to the increase in losses and LAE in this segment. This was offset by decreased losses in the voluntary pools resulting from Hanover's withdrawal from a large voluntary pool on December 1, 1995.

Citizens' underwriting profit decreased $6.6 million,  to
$4.2  million as a result of increased loss frequency  in
the  commercial  multiple peril and workers  compensation
lines.  Catastrophe losses decreased $2.3  million  to  a
benefit  of $1.5 million.  This benefit resulted  from  a
favorable  re-estimation  of  catastrophe  losses   which
occurred  in the first half of 1996.  Losses and  LAE  in
the   commercial  multiple  peril  line  increased   $2.9
million, or 31.5%, to $12.1 million and  losses  and  LAE
in   the  workers'  compensation  line  increased    $1.5
million, or 10.2%, to $16.2 million.

Policy acquisition and other underwriting expenses in the
commercial segment decreased  $8.7 million, or 12.9%,  to
$58.8  million  in the third quarter of  1996.  Hanover's
policy   acquisition  and  other  underwriting   expenses
decreased  $5.8  million,  or 12.6%,  to  $40.3  million,
primarily  attributable to a decrease in commissions  and
assessment  expenses resulting from a reapportionment  of
an  involuntary  pool  and the  decrease  in  net  earned
premium.   Citizens'   policy   acquisition   and   other
underwriting expenses decreased $2.9 million, or 13.6%, to $18.5 million, resulting from decreases in net earned premium and decreases in employee related expenses and commissions.


Nine months ended September 30, 1996 and 1995

Net Income

The Company's consolidated net income for the nine months
ended  September  30,  1996 increased  $6.8  million,  to
$119.0  million,  or  $1.98 per share,  compared  to  net
income of $112.2 million, or $1.83 per share for the same
period  in  1995. The increase in net income is primarily
attributable  to  a  $30.9 million increase  in  realized
gains,   primarily  related  to  the   sale   of   equity
securities. This increase reflects the Company's decision
during  the  first  quarter  of  1996  to  increase   the
proportion   of   debt  securities  in   the   portfolio.
Excluding  realized gains and losses, net  of  taxes  and
minority  interest, net income decreased  $12.1  million,
to  $90.9 million for the nine months ended September 30,
1996.   Net income in the nine month period of  1996  was
significantly impacted by catastrophes and  other  severe
weather related losses.  This resulted in a $58.1 million
increase  in  losses  and  loss adjustment  expenses   to
$1,020.6  million in the nine months ended September  30,
1996.   Catastrophe  losses  in  the  nine  months  ended
September 30, 1996 were $58.5 million, compared to  $29.1
million  in  the comparable 1995 period. The increase  in
losses  and  LAE were partially offset by an increase  in
net  investment  income of $13.9  million,  or  8.8%,  to
$171.6 million. This increase was partially a result of a
change  in  estimated equity in earnings from  a  limited
partnership of $6.7 million. Net investment income in the
nine   month   period  ended  September  30,   1995   was
unfavorably impacted by a $2.4 million charge related  to
the  pre-refunding of municipal bonds. Net income  during
the  nine month period ended September 30, 1996 was  also
favorably   impacted   by  a  $5.7   million   arbitrated
settlement from a voluntary pool during the third quarter
of  1996.  Federal  income  tax  expense  decreased  $2.6
million in the nine months ended September 30, 1996,  and
the  effective tax rate decreased from 22.2% in the  nine
months  ended September 30, 1995, to 20.0%, for the  same
period in 1996.  Minority interest in Citizens net income
was   $11.0  million  in  the  nine  month  period  ended
September 30, 1996, compared to $10.6 million during the nine month period ended September 30, 1995.

Underwriting results

Consolidated  net  premiums earned for  the  nine  months
ended  September  30, 1996 increased  $16.5  million,  or
1.2%,  to $1,407.5 million. Personal segment net premiums
earned  increased  $26.7  million,  or  3.2%,  to  $855.5
million. This increase is primarily attributable to price
increases  in  the homeowners line at Hanover  and  price
increases in the personal automobile and homeowners lines
at Citizens.  A 1.6% increase in policies in force in the
homeowners  line  at  Hanover  and  modest  increases  in
policies  in  force  in the personal automobile  line  at
Hanover partially offset by rate decreases in this  line,
also  contributed to the increase in net premiums earned.
Commercial  segment net premiums earned  decreased  $10.2
million,  to  $552.0 million. This decrease is  primarily
attributable   to   price  decreases  in   the   workers'
compensation line at Hanover and Citizens and to the withdrawal from a large voluntary pool on December 1, 1995 at Hanover, as well as continued competitive market conditions in this segment.

The  consolidated underwriting loss for the  nine  months
ended  September 30, 1996 increased $37.5 million,  to  a
loss  of $58.6 million.  The increase in the underwriting
loss   is   primarily  attributable   to   increases   in
catastrophe  losses  and severe weather  related  losses.
This  resulted  in a $58.1 million, or 6.0%  increase  in
losses  and  LAE to $1,020.6 million in the  nine  months
ended  September 30, 1996.  Policy acquisition and  other
underwriting expenses decreased $5.8 million, or 1.3%, to
$436.8  million. Hanover's policy acquisition  and  other
underwriting  expenses decreased $3.1  million  primarily
attributable to an overall decrease in net earned premium
at  Hanover  and decreases in commissions and  assessment
expenses from the reapportionment of an involuntary pool.
This  was partially offset by a $3.6 million increase  in
expenses associated with an ongoing policy administration
technology   project   that  is  intended   to   redesign
information systems used to serve customers, underwriting
and   claims.  The  $2.7  million  decrease   in   policy
acquisition  and other underwriting expenses at  Citizens
is   primarily  attributable  to  decreases  in  employee
related expenses, partially offset by an increase in net earned premium and expenses associated with the policy administration technology project.

Investment results

Net   investment  income  before  taxes  increased  $13.9
million, or 8.8%, to $171.6 million during the first nine
months  of  1996  compared  to  $157.7  million  in   the
comparable period of 1995. This increase was partially as
a result of a change in estimated equity in earnings from
a  limited  partnership of $6.7 million.  Net  investment
income  in 1995 was adversely impacted by a $2.4  million
charge  related  to the pre-refunding of  municipal  bond
securities.  Average  yields on debt securities  remained
constant  at  6.3%  for  both  nine  month  periods.  Net
investment income after taxes increased $11.6 million, to
$138.9 million, primarily attributable to the increase in
tax-exempt  debt securities. During the first quarter  of
1996,   the  Company  revised  its  investment  strategy,
resulting  in  the sale of a substantial portion  of  its
equity   portfolio   and  the  purchase   of   tax-exempt
securities.   This  is  consistent  with  the   Company's
strategy  of maximizing after-tax net investment  income.
As a result of the sale of equity securities, the Company had realized gains of $45.9 million during the nine months ended September 30, 1996, compared to realized gains of $15.0 million in 1995.

Segment Results

Personal Segment

The personal segment represented 60.8% and 59.6% of total net premiums earned in the nine months ended September
30, 1996 and 1995, respectively.

                                                          Hanover                Citizens              Consolidated
For the Nine Months Ended
September 30, (In millions)                            1996       1995        1996        1995        1996       1995


Net premiums earned                                $  442.2   $  429.7    $   413.3   $  399.1    $  855.5   $  828.8

Losses and loss adjustment expenses                   321.2      279.1        308.1      304.4       629.3      583.5

Policy acquisition and other underwriting
expenses                                              146.1      136.8        110.2      108.8       256.3      245.6
                                                   --------------------   ---------------------   --------------------
Underwriting (loss) profit                         $  (25.1)  $   13.8    $    (5.0)  $  (14.1)   $  (30.1)  $   (0.3)
                                                   ====================   =====================   ====================





Revenues

Personal segment net premiums earned for the nine  months
ended  September  30, 1996 increased  $26.7  million,  or
3.2%,  to  $855.5 million, compared to $828.8 million  in
the  same period of 1995.  Hanover's personal segment net
premiums  earned  increased $12.5 million,  or  2.9%,  to
$442.2 million during the nine months ended September 30,
1996.  This increase is primarily attributable  to  price
increases  in the homeowners line and a 1.6% increase  in
policies  in  force in the homeowners line along  with  a
modest  increase  in policies in force  in  the  personal
automobile line. Citizens' personal segment net  premiums
earned  increased  $14.2  million,  or  3.6%,  to  $413.3
million  in  the  nine months ended September  30,  1996.
This   increase  is  primarily  attributable   to   price
increases  in  the  personal  automobile  and  homeowners
lines.  Citizens' increase is partially offset by a  2.5%
decrease in policies in force in the personal automobile line since December 31, 1995, attributable to continued strong competition in Michigan.

Underwriting results

The  personal  segment underwriting  loss  for  the  nine
months  ended September 30, 1996 increased $29.8 million,
to  a  loss  of  $30.1  million.  Hanover's  underwriting
results  deteriorated  $38.9 million to a loss  of  $25.1
million, while Citizens' underwriting loss improved  $9.1
million to a loss of $5.0 million.

Hanover's personal segment losses and LAE increased $42.1
million,  or 15.1%, to $321.2 million in the nine  months
ended  September  30,  1996. This increase  is  primarily
attributable  to a $23.9 million increase in  losses  and
LAE  in  the  homeowners line, resulting  from  increased
catastrophes and severe weather. Losses and  LAE  in  the
personal  automobile line increased   $14.3  million,  or
6.8%,  to  $223.2 million reflecting primarily  increased
loss  frequency.   Catastrophe  losses  in  the  personal
segment increased $15.6 million, to $25.9 million in the nine months ended September 30, 1996 from $10.3 million during the comparable 1995 period.

Citizens'  underwriting  loss decreased  primarily  as  a
result  of  the  increase in net premiums earned  in  the
personal  automobile  line and homeowners  line  of  $8.6
million and $4.5 million, respectively.  Favorable claims
experience on current and prior years resulted in a $17.7
million  decrease  in  losses and  LAE  in  the  personal
automobile  line.  This decrease was offset  by  a  $20.9
million  increase  in losses and LAE  in  the  homeowners
line  as  a result of increases in catastrophes  of  $8.5
million in this line.

Policy acquisition and other underwriting expenses in the
personal  segment increased $10.7 million,  or  4.4%,  to
$256.3  million  in the nine months ended  September  30,
1996.   This  increase is primarily  attributable  to  an
increase of  $9.3 million, or 6.8%, to $146.1 million  at
Hanover  for  the nine months ended September  30,  1996.
This  increase is due to increases in net earned premium,
a  $3.3 million increase in group business expenses and a
$2.2  million  increase in expenses associated  with  the
policy   administration   technology   project.    Policy
acquisition  and  other  underwriting  expenses  in   the
personal  segment at Citizens increased $1.4 million,  to
$110.2  million for the nine months ended  September  30,
1996.   This   increase  is  primarily  attributable   to
increases  in net earned premium and expenses  associated
with an ongoing policy administration technology project,
partially   offset  by  decreases  in  employee   related
expenses.

Commercial Segment

The commercial segment represented 39.2% and 40.4% of total net premiums earned in the nine months ended
September 30, 1996 and 1995, respectively.

                                                          Hanover                Citizens              Consolidated
For the Nine Months Ended
September 30, (In millions)                            1996       1995        1996        1995        1996       1995


Net premiums earned                                $  338.9   $  353.6    $   213.1   $  208.6    $  552.0   $  562.2

Losses and loss adjustment expenses                   238.3      252.0        153.0      127.0       391.3      379.0

Policy acquisition and other underwriting
expenses                                              128.4      140.8         52.1       56.2       180.5      197.0

Policyholders' dividends                                3.1        2.8          5.6        4.2         8.7        7.0
                                                   --------------------   ---------------------   --------------------
Underwriting (loss) profit                         $  (30.9)  $  (42.0)   $     2.4   $   21.2    $  (28.5)  $  (20.8)
                                                   ====================   =====================   ====================

Revenues

Commercial  segment  net premiums  earned  for  the  nine
months  ended September 30, 1996 decreased $10.2 million,
or 1.8%, to $552.0 million.  Hanover's commercial segment
net premiums earned decreased $14.7 million, or 4.2%,  to
$338.9  million. This decrease is primarily  attributable
to  Hanover's withdrawal from a large voluntary  pool  on
December  1,  1995, and to rate decreases of 15.8%  since
January  1,  1995,  in  the  workers  compensation  line.
Citizens'   commercial  segment   net   premiums   earned
increased $4.5 million, or 2.2%, to $213.1 million in the
nine  months  ended September 30, 1996. The  increase  is
primarily attributable to a 9.5% increase in policies  in
force   in  the  commercial  multiple  peril  line  since
December 31, 1995. This growth continues to be offset by rate reductions in the workers compensation line as a result of continuing competition in this line. Rates in the workers' compensation line at Citizens were decreased
8.5%,  7.0%  and 6.4% effective May 1, 1995, December  1,
1995, and June 1, 1996, respectively.


Underwriting results

The  commercial segment underwriting loss  for  the  nine
months  ended September 30, 1996 increased $7.7  million,
or   37.0%   to  a  loss  of  $28.5  million.   Hanover's
underwriting loss improved $11.1 million, or 26.4%, to a loss of $30.9 million and Citizens' underwriting profit decreased $18.8 million, to a profit of $2.4 million in the nine months ended September 30, 1996.

Hanover's  commercial segment losses  and  LAE  decreased
$13.7  million, or 5.4%, to $238.3 million  in  the  nine
months  ended  September 30, 1996.  This  improvement  is
primarily  attributable to a decrease of $8.7 million  in
the  commercial automobile line as a result of  favorable
claims  experience on the current and prior years and  an
$23.1  million  decrease in losses in LAE resulting  from
the withdrawal of a large voluntary pool. However, losses
and  LAE in the workers' compensation line increased $7.9
million,  to $40.7 million, primarily due to an  increase
in  claims  severity and a decrease in  favorable  claims
experience on prior accident years.  Commercial  multiple
peril  losses and LAE increased $4.3 million,  to  $114.9
million  due  to unfavorable claims experience  on  prior
accident years and an increase in catastrophes from  $5.8
million in 1995 to $11.3 million in 1996.

Citizens' underwriting profit decreased primarily due  to
increased  claims  activity in  the  commercial  multiple
peril line, resulting from severe weather and catastrophe
losses  which  adversely impacted this  line.  Commercial
multiple peril losses and LAE increased $15.4 million, or
53.1%,  to  $44.4  million  in  the  nine  months   ended
September 30, 1996. Catastrophe losses were $1.5 million in this segment during the nine months ended September
30, 1996 compared to $0.8 million in the comparable period of 1995.

Policy acquisition and other underwriting expenses in the
commercial segment decreased  $16.5 million, or 8.4%,  to
$180.5  million  in the nine months ended  September  30,
1996.  Hanover's  policy acquisition expenses  and  other
underwriting expenses decreased $12.4 million,  or  8.8%,
to $128.4 million, primarily attributable to the decrease
in  net earned premium and a decrease in commissions  and
assessment expenses resulting from the reapportionment of
an  involuntary pool. This was partially offset by a $1.4
million    increase   associated    with    the    policy
administration  technology  project.   Citizens'   policy
acquisition  and  other  underwriting  expenses  in   the
commercial segment decreased $4.1 million, or 7.3%, to $52.1 million, primarily attributable to decreases in employee related expenses, partially offset by the effect of increases in net earned premium.

Reserve for  Losses and Loss Adjustment Expenses

The   Company  maintains  reserves  to  provide  for  its
estimated   ultimate  liability  for  losses   and   loss
adjustment   expenses  with  respect  to   reported   and
unreported  claims  incurred  as  of  the  end  of   each
accounting   period.   These  reserves   are   estimates,
involving actuarial projections at a given point in time,
of  what  management expects the ultimate settlement  and
administration  of claims will cost based  on  facts  and
circumstances  then known, predictions of future  events,
estimates of future trends in claim severity and judicial
theories  of  liability and other factors.  The  inherent
uncertainty of estimating insurance reserves  is  greater
for  certain  types  of property and  casualty  insurance
lines,  particularly  workers'  compensation  and   other
liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, and where the technological, judicial and political climates involving these types of claims are changing.

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


For the nine months ended September 30, (in millions)                         1996        1995


Reserve for losses and LAE, beginning of period                           $ 2,896.0   $2,821.7

Incurred losses and LAE, net of reinsurance recoverable:

  Provision for insured events of the current year                          1,100.9    1,042.8

  Decrease in provision for insured events of prior years                     (80.3)     (80.4)
                                                                          ---------------------
Total incurred losses and LAE                                               1,020.6      962.4
                                                                          ---------------------

Payments, net of reinsurance recoverable:

  Losses and LAE attributable to insured events of current year               516.0      428.0

  Losses and LAE attributable to insured events of prior years                504.7      491.0
                                                                          ---------------------
Total payments                                                              1,020.7      919.0
                                                                          ---------------------

Change in reinsurance recoverable on unpaid losses                            (35.6)       7.9
                                                                          ---------------------
Reserve for losses and LAE, end of period                                 $ 2,860.3   $2,873.0
                                                                          =====================


As  part  of an ongoing process, the reserves  have  been
re-estimated  for  all  prior  accident  years  and  were
decreased by $80.3 million and $80.4 million for the nine
month   periods  ended  September  30,  1996  and   1995,
respectively. Citizens' favorable development during  the
nine  month  period  increased  $9.6  million,  to  $26.0
million, primarily attributable to reduced medical  costs
in  the  personal automobile line.  Favorable development
at  Hanover  during the nine month period decreased  $9.7
million,  to $54.3, primarily attributable to unfavorable
development  in  the  commercial  multiple  peril   line.
During  the  third  quarter of 1996, Hanover's  favorable
development  decreased $12.6 million, to  $13.0  million,
primarily attributable to decreased favorable development
in the workers compensation and commercial multiple peril
lines.   Although  Hanover is experiencing  decreases  in
favorable  development  in the workers  compensation  and
commercial  multiple peril lines,  Hanover  continues  to
experience   increased  favorable  development   in   the
personal  automobile  and  commercial  automobile  lines.
The Company expects reduced favorable development at Hanover to continue to impact future earnings.

The Company regularly reviews its reserving techniques, its overall reserving position and its reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information, (iii) historical loss experience of the Company and the industry, (iv) the relatively short-term nature of most policies, and (v) periodic estimates of required reserves by an independent actuarial consulting firm, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on the results of operations.

Investment Portfolio

The   Company's  investment  portfolio  increased   $70.4
million, to $3,890.0 million during the nine months ended
September 30, 1996, from $3,819.6 million at December 31,
1995.   Citizens'  investment portfolio  increased  $77.5
million  to  $1,568.3  million and  Hanover's  investment
portfolio  decreased  $7.1 million to  $2,321.7  million.
Debt  securities  increased $133.4 million,  to  $3,489.9
million, from $3,356.5 million, and represented 89.7% and
87.9%  of  the  carrying  value  of  all  investments  at
September  30,  1996 and December 31, 1995, respectively.
This  increase is consistent with  the Company's strategy
of  increasing  the  level  of  debt  securities  in  the
portfolio.  This was accomplished by reducing  the  level
of  equities in the portfolio, which resulted in a  $68.2
million  decrease in equity securities to $369.9  million
in  the nine months ended September 30, 1996.  Tax-exempt
securities increased $96.4 million, to $2,243.1  million,
from  $2,146.7  million  during  the  nine  months  ended
September  30,  1996.  Tax-exempt securities  represented
64.3%  of  total  debt securities at September  30,  1996
compared to 64.0% at December 31, 1995. This increase reflects the Company's efforts to maximize after-tax investment income.

Net  unrealized appreciation in the investment  portfolio
at  September  30,  1996 was $147.2 million  compared  to
$221.1   million   at  December  31,   1995.   Unrealized
depreciation in the nine month period was $71.8 million on debt securities and $2.1 million on equities and other investments.


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

Net  cash  provided by operating activities for the  nine
months  ended  September  30,  1996  was  $83.1  million,
compared  to  $135.9 million provided in  the  comparable
prior   year   period.   This   decrease   is   primarily
attributable to the increase in underwriting losses during the first nine months of 1996 which resulted in an increase in claims payments.

Net cash used for investing activities was $56.5 million for the nine months ended September 30, 1996 compared to cash used of $302.1 million in the comparable prior year period. Cash used for investing activities has declined due to the decrease in cash flow from operations, and to a reduction in the Company's balance of cash and cash equivalents.

Net cash used for financing activities for the nine months ended September 30, 1996 was $55.4 million, compared to $27.2 million in the comparable prior year period. This change primarily reflects share repurchases of 1.2 million shares of the Company's common stock compared to 0.6 million in the comparable period of 1995.
The Company implemented a stock repurchase program of up to three million shares in December 1994.

Shareholders'  equity was $1,545.1 million  at  September
30,  1996,  or  $25.92  per share, compared  to  $1,509.3
million  at  December  31, 1995,  or  $24.82  per  share.
Shareholders'  equity reflects net income  for  the  nine
month  period  and  the impact of  a  decrease  of  $48.0
million  due  to  a  decrease  in  the  fair  values   of
available-for-sale debt and equity securities. Changes in shareholders' equity related to the unrealized values of underlying portfolio investments will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.

The Company expects to continue to pay dividends in the foreseeable future. However, payment of future dividends is subject to the Board of Directors' approval and is dependent upon earnings and the financial condition of the Company.

Based  on current trends, the Company expects to continue
to  generate sufficient positive operating cash  to  meet
all  short-term  and  long-term cash  requirements.   The
Company  maintains a high degree of liquidity within  the
investment  portfolio in fixed maturities,  common  stock
and   short-term  investments.   The  Company  also   has
unsecured  lines of credit with certain banks to  support
its  commercial paper borrowings.  At September 30, 1996,
these  lines  totaled $40.0 million and  are  subject  to
annual  renewal.   There were no borrowings  under  these
lines  of  credit during the nine months ended  September
30,  1996.   In addition, the holding company's financial
structure  provides  the  flexibility  to  obtain   funds
externally through debt or equity financing, if needed.




Forward-Looking Statements

The  Company wishes to caution readers that the following
important  factors,  among others,  in  some  cases  have
affected  and  in the future could affect, the  Company's
actual  results  and  could cause  the  Company's  actual
results  for  1996 and beyond to differ  materially  from
those  expressed  in any forward-looking statements  made
by,  or on behalf of, the Company.  When used in the MD&A
discussion,    the   words   "believes,"   "anticipated,"
"expects"   and  similar  expressions  are  intended   to
identify  forward  looking statements.    See  "Important
Factors Regarding Forward-Looking Statements " filed herewith as Exhibit 99-1 and incorporated herein by reference.

Factors   that  may  cause  actual  results   to   differ
materially   from   those  contemplated   or   projected,
forecast,  estimated or budgeted in such forward  looking
statements   include   among   others,   the    following
possibilities:  (i)  adverse catastrophe  experience  and
severe  weather; (ii) adverse loss development for events
the  Company  insured  in prior years;  (iii)  heightened
competition,  including  the  intensification  of   price
competition,  the  entry  of  new  competitors,  and  the
introduction   of  new  products  by  new  and   existing
competitors;  (iv) adverse state and federal legislation,
including  decreases  in  rates, limitations  on  premium
levels,  and  increases in minimum  capital  and  reserve
requirements;  (v)  changes in interest rates  causing  a
reduction of investment income and in the market value of
interest  rate  sensitive investments;  (vi)  failure  to
obtain  new  customers,  retain  existing  customers   or
reductions  in  policies in force by existing  customers;
(vii)  higher service, administrative, or general expense
due  to  the  need for additional advertising, marketing,
administrative    or   management   information   systems
expenditures;   (viii)   loss  or   retirement   of   key
executives; (ix) adverse changes in the ratings obtained by independent rating agencies such as Moody's, Standard and Poors and A.M. Best.





               PART II - OTHER INFORMATION


                         ITEM 6


Exhibits and Reports on Form 8-K

(a)  Exhibits.

EX - 11    Statement regarding computation of per share earnings.
EX - 27    Financial Data Schedule
EX - 99-1  Important Factors  Regarding Forward-Looking Statements


(b) Reports on Form 8-K On September 6, 1996, a report on Form 8-K was filed reporting under Item 5, Other Events, the announcement that Theodore J.Rupley resigned from his positions as vice president of the Company and president of The Hanover Insurance Company ("Hanover").



                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Allmerica Property & Casualty Companies, Inc.
                           Registrant




Dated   November 12, 1996        /s/ John F. O'Brien
                                     John F. O'Brien
                                     President and Chief
                                     Executive Officer




Dated   November 12, 1996        /s/ Edward J. Parry III
                                     Edward J. Parry III
                                     Vice President, Treasurer
                                     and Principal Accounting Officer