Form 10-K
period 1996-12-31
ALLMERICA PROPERTY & CASUALTY COMPANIES INC
filed 1997-03-24
CIK 891289

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM:     TO


                                    0-20668
                            (COMMISSION FILE NUMBER)

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                       04-3164595
              DELAWARE


                                                      (IRS EMPLOYER
    (STATE OR OTHER JURISDICTION,                IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)

                              440 LINCOLN STREET,
                         WORCESTER, MASSACHUSETTS 01653
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (508) 855-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

    COMMON STOCK, $1.00 PAR VALUE                NEW YORK STOCK EXCHANGE
   (TITLE OF EACH CLASS OF STOCK)              (NAME OF EXCHANGE ON WHICH
                                                       REGISTERED)

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing sales price of February 28, 1997 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $758,578,663.

  The number of shares outstanding of the registrant's common stock, $1.00 par value, was 59,650,406 shares outstanding as of February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

              Total number of pages, including cover page 1 of 87

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

                                    ITEM 1

                                   BUSINESS

ORGANIZATION

  Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C") is a non-insurance holding company organized as a Delaware corporation in 1992 to hold all of the outstanding shares of The Hanover Insurance Company ("Hanover"). First Allmerica Financial Life Insurance Company ("FAFLIC"), formerly State Mutual Life Assurance Company ("State Mutual") owned 35.5 million shares or 59.5% of Allmerica P&C at December 31, 1996. FAFLIC became a wholly-owned subsidiary of Allmerica Financial Corporation ("AFC") on October 16, 1995. Allmerica P&C and its subsidiaries are hereinafter collectively referred to as "the Company."

  On February 19, 1997, AFC and Allmerica P&C entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which AFC will acquire all of the outstanding Common Stock, $1.00 par value per share, of Allmerica P&C that it does not already own for consideration consisting of $33.00 per share of Common Stock, subject to adjustment, payable in cash and shares of common stock, $0.01 per share, of AFC (the "AFC Common Stock"). In addition, a shareholder of Allmerica P&C may elect to receive the consideration in cash, without interest, or in shares of AFC Common Stock, subject to proration as set forth in the Merger Agreement. The maximum number of shares of AFC Common Stock to be issued in the Merger is approximately 9.67 million shares. The acquisition will be accomplished by merging a newly created, wholly-owned subsidiary of AFC with and into Allmerica P&C (the "Merger") resulting in Allmerica P&C becoming a wholly-owned subsidiary of AFC. Also, immediately prior to the Merger, Allmerica P&C's Certificate of Incorporation will be amended to authorize a new class of Common Stock, one share of which will be exchanged for each share of Common Stock currently held by SMA Financial Corp., a wholly-owned subsidiary of AFC. The consummation of the Merger is subject to the satisfaction of various conditions, including the approval of regulatory authorities.

  Allmerica P&C, through its primary insurance operating subsidiaries, Hanover and Citizens Insurance Company of America ("Citizens Insurance"), is engaged in the business of underwriting personal and commercial property and casualty insurance.

  Hanover is a New Hampshire insurance company formed in 1972 by the merger of The Hanover Insurance Company, a New York insurance company chartered in 1852, and The Hanover Insurance Company, Inc., a New Hampshire corporation.

  Citizens Corporation ("CitCorp") is a non-insurance holding company organized as a Delaware corporation to hold all of the outstanding stock of Citizens Insurance, a property and casualty insurance company located in Michigan (collectively, "Citizens"). Prior to 1993, Citizens Insurance was a wholly-owned subsidiary of Hanover. In March and April 1993, CitCorp sold approximately 19.35% of its common stock to the public and issued 1.0 million shares of Series A Preferred stock to Hanover. On June 30, 1995 Citizens Insurance redeemed 1.0 million shares of Series A Preferred Stock from the Hanover Insurance Company for $100.0 million. At December 31, 1996, Hanover owned 82.5 % of the common stock of CitCorp.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The Company's insurance operations are segmented into personal and commercial lines based on common underlying risks and customer types for individual products in those lines. Information with respect to each of the Company's segments is included in "Segment Results" on pages 20-25 in Management's Discussion & Analysis of Results of Operations and Financial Condition and in Note 18 on page 56 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

GENERAL

  The Company primarily underwrites personal and commercial property and casualty insurance, with Hanover's principal operations located in the Northeast and Citizens' in Michigan. Both Hanover and Citizens Insurance have an historically strong regional focus and both place heavy emphasis on underwriting profitability and loss reserve adequacy. As of December 31, 1995, according to A.M. Best, the Company ranks as one of the 30 largest property and casualty insurance groups in the United States based on net premiums written.

  The Company strives to maintain a clear focus on the core disciplines of underwriting, pricing, claims adjusting, marketing and sales. In particular, the Company seeks to achieve and maintain underwriting profitability in each of its five major product lines. The Company's overall strategy is to improve profitability through operating efficiencies and to pursue measured growth in profitable markets.

  Hanover's average premium growth rate for the ten-year period ended December 31, 1996 was 3.2% compared to an industry average of 6.2% for the same period. Hanover's average statutory combined ratio for the same ten-year period was 107.1, compared to an industry average of 108.2. Over the last ten years, Citizens has consistently reported stronger growth in statutory net premiums written than the property and casualty industry as a whole. Citizens' average premium growth rate was 8.9% for the ten-year period ended December 31, 1996 and its average statutory combined ratio for the same period was 100.1. (Industry estimates are based on data published by A.M. Best.)

  The industry's profitability can be affected significantly by price competition, volatile and unpredictable developments such as extreme weather conditions and natural disasters, legal developments affecting insurer liability and the size of jury awards, fluctuations in interest rates and other factors that may affect investment returns and other general economic conditions and trends, such as inflationary pressures that may affect the adequacy of reserves.

SEGMENT PRODUCT LINES

  Hanover and Citizens both underwrite personal and commercial property and casualty insurance coverage. The personal segment principally includes personal automobile and homeowners' coverage. The commercial segment principally includes workers' compensation, commercial automobile and commercial multiple peril coverage.

  Personal automobile coverage insures individuals against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle, and property damage to other vehicles and other property.

  Homeowners coverage insures individuals for losses to their residences and personal property, such as those caused by fire, wind, hail, water damage (except for flooding), theft and vandalism, and against third party liability claims.

  Commercial automobile coverage insures businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle, and property damage to other vehicles and other property.

  Workers' compensation coverage insures employers against employee medical and indemnity claims resulting from injuries related to work. Workers' compensation policies are often written in conjunction with other commercial policies.

  Commercial multiple peril coverage insures businesses against third party liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold. It also insures business property for damage, such as that caused by fire, wind, hail, water damage (except for flooding), theft and vandalism.

  Both Hanover and Citizens Insurance also offer a variety of other products, such as inland marine, fire, and fidelity and surety insurance. The Company provides self-insurance administration services for individual and group risks and writes excess reinsurance coverage for the self-insurance programs it administers through its wholly-owned subsidiary, Citizens Management, Inc.

  Hanover's Amgro, Inc. ("Amgro"), is an insurance premium finance company which provides short-term installment loans to small and medium-sized businesses that do not wish to prepay property and casualty insurance premiums. In exchange for advancing full policy premiums to the insurance carrier or its agent, the insured executes a promissory note with Amgro which enables Amgro to cancel the insurance and receive the unearned premium in the event of default in payment by the insured.

CUSTOMERS, MARKETING AND DISTRIBUTION

  Through its insurance subsidiaries, the Company is licensed to sell property and casualty insurance in all fifty states in the United States, as well as the District of Columbia and all provinces of Canada except Prince Edward Island. Hanover's business is concentrated in the Northeast, primarily Massachusetts, New York, New Jersey and Maine. Citizens' business is predominantly in Michigan and has recently expanded into Indiana and Ohio.

  The Company markets property and casualty insurance products through approximately 2,600 independent insurance agencies and seeks to establish long-term relationships with larger, well-established agencies. In selecting agencies for new appointments, the Company considers the following criteria: a record of profitability and financial stability, an experienced and professional staff, a marketing plan for future growth and a succession plan for management. Once appointed, each agency's performance is carefully monitored.

  Since the Company offers property and casualty insurance products predominately through independent agents, fostering a close, supportive relationship with each agency is critical to the continued growth of the business. The Company compensates agents based on profitability, in addition to regular commission. This practice motivates its agents to write policies for customers with above-average profit characteristics. By offering its independent agents a consistent source of products demanded by the agents' customers, the Company believes that an increasing number of its agents will rely on it as their principal supplier of insurance products. Hanover has implemented a number of programs designed to strengthen its relationship with its agencies. These initiatives include the formation of a National Agency Advisory Council, which is intended to provide agents a role in coordinating marketing efforts and implementing Hanover strategies, as well as remaining committed to maintaining the local market presence which provides agents access to experienced Company personnel with expertise in the local markets. Citizens' position as a preferred provider with many of its agencies is evidenced by its high average premiums written per agency of over $1.2 million in 1996.

  In 1995, Hanover began to exploit the benefits of worksite marketing as a distribution channel for personal property and casualty lines. This worksite distribution channel offers discounted insurance products that are individually written to employees and members of organizations which have established a marketing agreement with the Company. Management believes that advantages of competitive pricing, effective consumer awareness campaigns at sponsoring organizations, the convenience of payroll deducted premiums and word of mouth advertising will contribute to the effectiveness of the worksite distribution channel. Additionally, the Company expects to be well positioned to integrate other insurance products offered by other subsidiaries of AFC in order to maximize corporate worksite marketing relationships.

  Citizens also develops and markets franchise programs that are tailored for members of associations and organizations, including its Citizens Best program for senior citizens.

  The Company is not dependent upon a single customer or a few customers, for which the loss of any one or more would have an adverse effect upon the Company's insurance operations.

 Hanover

  Hanover accounted for approximately $1,062.8 million, or 56.0%, of consolidated net premium earned in 1996. Hanover's products are marketed through independent agencies which provide specialized knowledge of property and casualty products, local market conditions and targeted customer characteristics.

  Hanover seeks to pursue measured growth in existing markets through local management operations that apply extensive knowledge of markets to offer competitive products and services. Hanover also seeks to increase operating efficiencies through centralized strategic planning, marketing and administrative support functions and increased use of sophisticated risk selection and operational technologies. During 1996, the Company began the process of consolidating certain operations of Hanover and Citizens which is intended to achieve process improvements and efficiencies in operations. These operations include claims, finance, policy processing and administration functions.

  Hanover has substantially enhanced the level of automation of functions such as risk selection, policy processing, customer service and claims settlement. Over the past few years, Hanover introduced an automated risk selection program for the private passenger automobile business which rates the probability of future claims potential and increases the efficiency of the underwriting process. Hanover also introduced a similar program for its homeowners' business. Hanover is also expanding its use of agency-company interface ("ACI") technology, which enables agents to electronically submit personal lines policies for review and rating. In addition, Hanover has established automated client centers for centralizing the back office processing functions of most of its branches. The Company believes that these investments in technology will, over time, create technological efficiencies and provide capacity for enhanced service to customers.

  Although Hanover's strategic planning and certain of its administrative functions are centralized in the home office, the Company is committed to maintaining the local market presence afforded by Hanover's twelve branch offices. These branches provide knowledge of local regulatory and competitive conditions, and have developed close relationships with Hanover's independent agents, who provide specialized knowledge of property and casualty products, local market conditions and target market characteristics. Hanover believes that the selection of attractive markets in which to pursue profitable growth depends upon maintaining its local market presence to enhance underwriting results and identify favorable markets.

 Citizens

  Citizens' insurance products are marketed in Michigan through approximately 3,800 licensed independent insurance agents, who are paid on a commission basis, associated with approximately 525 insurance agencies. Citizens also markets its products in Indiana and Ohio through approximately 1,700 licensed independent insurance agents associated with approximately 200 insurance agencies. In 1996, each agency representing Citizens wrote an average of approximately $1.2 million of Company premiums. The three largest agencies wrote approximately $19.3 million, $12.9 million, and $10.7 million of Company premiums, respectively.

  Citizens seeks to establish long-term relationships with larger, well-established agencies. In selecting agencies for new appointments, Citizens considers the following criteria: a record of profitability and financial stability; an experienced and professional staff; a marketing plan for future growth; and a perpetuation plan for successor management. Citizens believes that by improving its relationship and stature with its most productive agents, it will receive a greater share of its agent's higher quality writings. To solidify its relationships with higher quality agencies and take advantage of local knowledge of operating territories, Citizens maintains four branch offices and twenty five claims offices located throughout Michigan, one branch office and three claims offices in Indiana and one branch office in Ohio.

  Since Citizens offers its products only through independent insurance agencies, its relationships with those agencies is critical to the continued growth of its business. Accordingly, Citizens establishes strong relationships with quality agencies by offering enhanced profit sharing arrangements, recognition awards and internal support for agency operations. Citizens seeks to become the preferred provider for quality insurance agents who Citizens believes will provide it with customers with average or above-average profit characteristics. Citizens has a comprehensive program to recognize and honor those agents who excel, as measured by profitability and premium volume. By offering its independent agents a consistent source of personal and commercial property and casualty insurance products, Citizens believes that an increasing number of its agents will rely on Citizens as their principal supplier of insurance products.

  Citizens has been successful in developing and marketing affinity franchise programs in both the personal and commercial segments that are tailored for members of associations and organizations in Indiana and Michigan. The associations may choose to make Citizens' programs available to their members based on an evaluation of Citizens' rates, service and regulation, but each risk is individually underwritten and each customer is issued a separate policy. Associations and organizations receive no payment for making Citizens' franchise programs available to their members. As of December 31, 1996, Citizens had approximately 110 affinity franchise programs in-force, 82 of which were in personal segments and 28 of which were in commercial segments.

  Agents are authorized to bind Citizens on risks. The agents are guided by Citizens' written underwriting rules and practices. These rules and practices set forth eligibility rules for various policies and coverages, unacceptable risks, and maximum and minimum limits of liability. Violation of these rules and practices is grounds for termination of the agency's contract to represent Citizens.

RESIDUAL MARKETS AND POOLING ARRANGEMENTS

  As a condition of its license to do business in various states, the Company is required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage voluntarily provided by private insurers. For example, since most states compel the purchase of a minimal level of automobile liability insurance, states have developed shared market mechanisms to provide the required coverages and in many cases, optional coverages, to those drivers who, because of their driving records or other factors, cannot find insurers who will write them voluntarily. The Company's participation in such shared markets or pooling mechanisms is generally in amounts related to the amount of the Company's direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. The Company incurred an underwriting loss from participation in such mechanisms, mandatory pools and underwriting associations of $0.2 million and $0.7 million in 1996 and 1995, and underwriting profit of $1.3 million in 1994 relating primarily to coverages for personal and commercial automobile, personal and commercial property, and workers' compensation.

 Assigned Risk Plans

  Assigned risk plans are the most common type of shared market mechanism. Many states, including California, Illinois, New Jersey, New York, and Texas operate assigned risk plans. The plan assigns applications from drivers who are unable to obtain insurance in the voluntary market to insurers licensed in the applicant's state. Each insurer is required to accept a specific percentage of applications based on its market share of voluntary business in the state. Once an application has been assigned to an insurer, the insurer issues a policy under its own name and retains premiums and pays losses as if the policy were voluntarily written.

 Reinsurance Facilities and Pools

  Reinsurance facilities are currently in operation in various states and require an insurer to write all applications submitted by an agent. As a result, an insurer could be writing policies for applicants with a higher risk of loss than it would normally accept. The reinsurance facility allows the insurer to cede this high risk business to the reinsurance facility, thus sharing the underwriting experience with all other insurers in the state. If a claim is paid on a policy issued in this market, the facility will reimburse the insurer. Typically, reinsurance facilities operate at a deficit, which is then recouped by levying assessments against the same insurers.

  A type of reinsurance mechanism that exists in New Jersey, The New Jersey Unsatisfied Claim and Judgment Fund ("NJUCJF"), covers no-fault first party losses in excess of $0.3 million. All no-fault insurers in this state are required to participate in the reinsurance mechanism. Insurers are reimbursed for their covered losses in excess of the threshold. Funding for such facilities comes from assessments against automobile insurers based upon their proportionate market share of the state's no-fault insurance market. The NJUCJF currently has an unfunded liability for future payment years. It calculates assessments against insurers on the basis of a two-year cash flow analysis.

  Michigan's no-fault law requires insurers to provide unlimited medical coverage to automobile accident victims. In response, the Michigan Catastrophic Claims Association (MCCA) was established to spread the costs of medical coverage to all insureds. The MCCA acts as a reinsurer for all Michigan automobile insurers, reimbursing for amounts paid on personal protection insurance losses in excess of $0.25 million. Participation is required for all Michigan-licensed automobile and motorcycle insurers. The MCCA assesses its member companies an annual premium on each of such member company's policies covering automobile and motorcycles written in Michigan. The assessment is passed on directly to policyholders. The Company cedes a significant portion of its private passenger automobile premiums to the MCCA. Ceded premiums earned to MCCA in 1996, 1995 and 1994 were $50.5 million, $66.8 million and $80.0 million, respectively. Losses and LAE ceded to MCCA in 1996, 1995, and 1994 were ($52.9) million, $62.9 million and $24.2 million, respectively. In 1996, the MCCA's favorable development on prior year reserves exceeded the losses and LAE incurred during the year. The aggregate losses and LAE ceded to the MCCA have no impact on the Company's consolidated statements of income.

  At December 31, 1996 and 1995, the Company had reinsurance recoverable on paid and unpaid losses of $292.0 million and $355.0 million, respectively, from the MCCA. The amount recoverable from the MCCA is a current estimate of future payments to be made to the Company by the MCCA for reimbursements of amounts for currently pending personal protection insurance (PIP) claims and PIP claims incurred but not yet reported. The Company bills the MCCA on a quarterly basis and all amounts have been paid when due. Because PIP claims, whose payments will be reimbursed by the MCCA, involve amounts to be paid over many years, actual amounts to be owed to the Company by the MCCA in the future are subject to change based on claims paid. The Company bills the MCCA based upon amounts actually paid by the Company to policyholders, however, there can be no assurance that the Company will recover the full amount of reinsurance payments owed to it by the MCCA. As of June 30, 1996 and 1995, the MCCA estimated surplus of $1.7 billion and $666.2 million, respectively, compared to an estimated deficit of $22.0 million, as of December 31, 1994. Management believes that in the current regulatory climate, the Company is unlikely to incur any material loss or become unable to pay claims as a result of nonpayment of amounts owed to it by the MCCA because (i) the MCCA is currently in a surplus position, (ii) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA total assets, (iii) all amounts owed to the Company by the MCCA have been paid when due, and (iv) the MCCA is supported by assessments permitted by statute.

  From 1988 through 1992, the Company was a servicing carrier in Maine, and ceded a significant portion of its workers' compensation premiums to the Maine Workers' Compensation Residual Market Pool ("MWCRP"), which is administered by The National Council on Compensation Insurance ("NCCI"). The Company was involved in legal proceedings regarding the MWCRP's deficit which through a legislative settlement issued on June 23, 1995, provided for an initial funding of $220.0 million of which the insurance carriers were responsible for $65.0 million. Hanover paid its allocation of $4.2 million in December 1995. Some of the smaller carriers appealed this decision. See "Legal Proceedings" on pages 14-15 of this Form 10-K which is incorporated by reference.

  As a servicing carrier in Massachusetts, the Company cedes a significant portion of its private passenger and commercial automobile premiums to the Massachusetts Commonwealth Automobile Reinsurers ("CAR"). Net premiums earned and losses and loss adjustment expenses ceded to CAR in 1996, 1995 and 1994 were $38.0 million and $21.8 million, $49.1 million and $33.7 million, and $50.0 million and $29.8 million, respectively. At December 31, 1996, CAR and the MCCA were the only two reinsurers which represented 10% or more of the Company's reinsurance business.

  See Note 8 on pages 47-49 and Note 16 on page 55 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K which is incorporated into this item by reference.

 Joint Underwriting Associations

  A joint underwriting association ("JUA") is similar to a reinsurance pool. Generally, a JUA allows an insurer to share with other insurers the underwriting experience of drivers that reflect a higher risk of loss than the insurer would normally accept. Under a JUA, a limited number of insurers are designated as "servicing carriers." The servicing carrier is responsible for collecting premiums and paying claims for the policies issued in the JUA, and such insurers receive a fee for these administrative services. The underwriting results of the servicing carrier are then shared with all insurers in the state. Like reinsurance facilities, JUA's typically operate at a deficit, and fund that deficit by levying assessments on insurers.

  The New Jersey legislature passed automobile insurance reform legislation that eliminated the New Jersey JUA ("NJJUA") and imposed taxes and assessments on the insurance industry to fund a portion of the NJJUA deficit. The deficit resulted primarily from the inadequate rate level of the NJJUA and the contraction of the voluntary auto market, which increased the number of risks requiring insurance through the NJJUA. The reform legislation also established a Market Transition Facility ("MTF") to manage business from the NJJUA that is not transferred to the voluntary market. During 1994, the Company released a reserve of $7.0 million as a result of the resolution of the funding of the New Jersey Market Transition Facility deficit. Legislation passed in New Jersey during the third quarter of 1994 substantially relieved insurers of responsibility for funding the deficit.

 Other Mechanisms

  The principal shared market mechanisms for property insurance are the Fair Access to Insurance Requirements Plans ("FAIR Plans"), the formation of which was required by the federal government as a condition to an insurer's ability to obtain federal riot reinsurance coverage following the riots and civil disorder that occurred during the 1960's. These plans, created as mechanisms similar to automobile assigned risk plans, were designed to increase the availability of property insurance in urban areas. The federal government reinsures those insurers participating in FAIR Plans against excess losses sustained from riots and civil disorders. The individual state FAIR Plans are created pursuant to statute or regulation. The property shares market mechanisms provide basic fire insurance and extended coverage protection for dwellings and certain commercial properties that could not be insured in the voluntary market. A few states also include a basic homeowners form of coverage in their shared market mechanism.

  With respect to commercial automobile coverage, another pooling mechanism, a Commercial Auto Insurance Plan ("CAIP"), uses a limited number of servicing carriers to handle assignments from other insurers. The CAIP servicing carrier is paid a fee by the insurer who otherwise would be assigned the responsibility of handling the commercial automobile policy and paying claims. Approximately 40 states have CAIP mechanisms, including California, Connecticut, Illinois, New Hampshire, New Jersey, New York and Rhode Island.

COMPETITION

  The property and casualty industry is highly competitive among national agency companies, direct writers, and regional and local insurers on the bases of both price and service. Many of these companies are larger and have greater financial and technical resources than Hanover and Citizens. National agency companies sell insurance through independent agents and usually concentrate on commercial lines of property and casualty insurance. Direct writers dominate the personal lines of property and casualty insurance and operate on a national, regional or single state basis. Regional and local companies sell through independent agents in one or several states in the same region and compete in both personal and commercial lines. In addition, because both companies market through independent agents, Hanover and Citizens compete with other independent agency companies for business in each of the agencies representing them.

  Hanover faces competition in personal lines primarily from direct writers and regional and local companies. In its commercial lines, Hanover faces competition primarily from national agency companies and regional and local companies. Due to the number of companies in Hanover's principal property and casualty insurance marketplace, there is no single dominant competitor in any of Hanover's markets. Management believes that its emphasis on maintaining a local presence in its markets, coupled with investments in operating and client technologies, will enable Hanover to compete effectively.

  During the past two years, the competitive environment in Massachusetts has increased substantially. Approximately 39% of Hanover's personal automobile business is currently written in this state. In 1995 and 1996, Massachusetts personal automobile rates decreased 4.5% and 6.2%, respectively, as mandated by the Massachusetts Division of Insurance. In 1995, the Massachusetts Division of Insurance began to allow sponsoring organizations to receive discounts on their auto insurance. Today, Hanover currently offers more than 70 group programs throughout the state, including the second largest group plan in the state with approximately 347,000 eligible members. On February 24, 1997, Hanover submitted its request to the Massachusetts Division of Insurance to offer a 10% discount on automobile insurance for its safest drivers. If approved, qualified Hanover policyholders would reduce their insurance premiums by as much as 20% by combining "safe driver" and "group" discounts. Management has implemented these discounts in an effort to retain its market share in Massachusetts. These discounts, together with mandated rate decreases may unfavorably impact premium growth.

  In Michigan, Citizens competes in personal segments with a number of direct writers and regional and local companies, several of which are larger than Citizens. National agency companies have not been important factors in Michigan in the personal segments of property and casualty insurance because of their tendency to emphasize commercial segments and because Michigan's insurance regulatory environment would require such companies to develop and implement special incentive programs designed to encourage agents to identify and sell insurance to individuals with lower risk profiles consistent with the constraints of Michigan law. However, in February 1996, an amendment to the Essential Insurance Act became effective in Michigan. This amendment eliminates personal automobile and homeowners insurance territorial rating restrictions and limits merit ratings for automobile policies. The Company cannot predict the effect of this new legislation, but believes this law may encourage national companies to return or enter into the state in commercial and personal lines.

  Citizens also faces competition from the two largest direct writers in Michigan, Auto Club Michigan Group and State Farm Group companies, in the personal automobile line. In the homeowners line, Citizens' principal competition in Michigan is also from direct writers, including State Farm Group. Citizens is the second leading writer in Michigan in its three primary commercial lines combined: commercial automobile, workers' compensation, and commercial multiple peril. Citizens faces competition principally from national agency companies, and regional and local companies, many of which have financial resources substantially greater than those of Citizens.

  The industry has been in a downturn over the past several years due primarily to price competition. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of excess capacity in the industry. The current commercial lines market is extremely competitive due to a continuing soft market in which capacity is high and prices are low. Because of the commitment at both Hanover and Citizens to focus on underwriting profitability and a refusal to write business at inadequate prices, this highly competitive commercial lines market has impacted the Company's growth in commercial lines. In Michigan, Citizens workers' compensation line is the largest commercial line in terms of premiums written. Over the past few years, competition has caused Citizens to reduce rates four times; 8.5%, 7.0%, 6.4% and 8.7% effective May 1, 1995,

December 1, 1995, June 1, 1996, and March 1, 1997 respectively. The Company believes that competition for premiums in its markets may continue to have an adverse impact on rates and profitability.

  Since there is no one dominant competitor in any of the markets in which the Company competes, management believes there is opportunity for future growth.

UNDERWRITING

 Pricing

  The manner in which the Company prices products takes into consideration the expected frequency and severity of losses, the costs of providing the necessary coverage (including the cost of administering policy benefits, sales and other administrative and overhead costs) and a margin for profit.

  The Company seeks to achieve an underwriting profit in each of its segment product lines regardless of market conditions. This strategy seeks to achieve consistent profitability with substantial growth in net premiums written during hard markets and more modest growth during soft markets. The Company concentrates on its established major product lines, and accordingly, does not typically pursue the development of products with relatively unpredictable risk profiles. In addition, the Company utilizes its extensive knowledge of local markets, including knowledge of regulatory requirements, to achieve superior underwriting results. Hanover and Citizens rely on information provided by their local agents and Hanover also relies on the knowledge of its staff in the local branch offices. As a regional company with significant market share, Citizens can apply its extensive knowledge and experience in making underwriting and rate setting decisions.

 Claims

  The Company employs experienced claims adjusters, appraisers, medical specialists, managers and attorneys in order to manage its claims. The Company has field claims offices strategically located throughout its operating territories. All claims office staff members work closely with the agents to settle claims rapidly and cost-effectively.

  Claims office adjusting staff are supported by general adjusters on large property losses, automobile and heavy equipment damage appraisers on automobile material damage losses and medical specialists whose principal concentration is in workers' compensation and no-fault automobile injury cases. In addition, the claims offices are supported by staff attorneys who specialize in litigation defense and claim settlements. The Company also has special units which investigate suspected insurance fraud and abuse.

  Hanover utilizes advanced claims processing technology to allow smaller and more routine claims to be processed at centralized locations. Hanover expects that approximately 70% of its personal lines claims will be processed at these locations in the future, thereby increasing efficiency and reducing operating costs.

  Citizens has instituted a program under which participating agents have settlement authority for small property loss claims. Based upon program experience, the Company believes that this program contributes to low loss adjustment expense ("LAE") experience and to its higher customer satisfaction ratings by permitting the early and direct settlement of such small claims. Approximately 26.6% and 28.1% of the number of total paid claims reported to Citizens in the years ended December 31, 1996 and 1995, respectively, were settled under this program.

  Hanover and Citizens have also begun using the managed care expertise of the Allmerica Financial's Corporate Risk Management Services ("CRMS") segment in the analysis of the provision of medical services in the management of workers' compensation and medical claims on its automobile policies. Hanover and Citizens believe that their use of this capability reduces costs and serves their customers more efficiently.

  Property and casualty insurers are subject to claims arising out of catastrophes which may have a significant impact on their results of operations and financial condition. The Company may experience catastrophe losses in the future which could have a material adverse impact on the Company. Catastrophes can be caused by various events including hurricanes, earthquakes, tornadoes, wind, hail, fires and explosions, and the incidence and severity of catastrophes are inherently unpredictable. Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and business property insurance have in the past generated the vast majority of catastrophe-related claims.

RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

  See "Reserve for Losses and Loss Adjustment Expenses" on pages 25-27 of Management's Discussion & Analysis of Results of Operations and Financial Condition of this Form 10-K which is incorporated into this item by reference.

  The Company's actuaries review the reserves each quarter and certify the reserves annually as required for the Company's statutory filings.

  The Company regularly reviews its reserving techniques, its overall reserving position and its reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information, (iii) historical loss experience of the Company and the industry, (iv) the relatively short-term nature of most policies and (v) internal estimates of required reserves, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on the results of operations.

  Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. To recognize liabilities for unpaid losses, the Company establishes reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and LAE.

  The Company does not use discounting techniques in establishing reserves for losses and LAE, nor has it participated in any loss portfolio transfers or other similar transactions.

  The following table reconciles reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance statutory authorities ("Statutory Reserve") to reserves determined in accordance with generally accepted accounting principles ("GAAP Reserve") at December 31, as follows:

                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN MILLIONS)
Statutory reserve for losses and LAE................ $2,113.2 $2,123.0 $2,093.6
GAAP adjustments:
  Reinsurance recoverable on unpaid losses..........    626.9    763.5    712.4
  Other (*).........................................      4.0      9.5     15.7
                                                     -------- -------- --------
GAAP reserve for losses and LAE..................... $2,744.1 $2,896.0 $2,821.7
                                                     ======== ======== ========

--------
(*) Primarily other statutory liabilities reclassified as loss adjustment expense reserves for GAAP reporting.

 Analysis of Losses and Loss Adjustment Expenses Reserve Development

  The following table sets forth the development of net reserves for unpaid losses and LAE from 1986 through 1996 for the Company.

                                                       YEAR ENDED DECEMBER 31,
                  -----------------------------------------------------------------------------------------------------
                    1996     1995     1994     1993     1992     1991     1990      1989      1988      1987     1986
                  -------- -------- -------- -------- -------- -------- --------  --------  --------  --------  -------
                                                            (IN MILLIONS)
Net reserve for
 losses and LAE
 (1)............  $2,117.2 $2,132.5 $2,109.3 $2,019.6 $1,936.9 $1,772.4 $1,550.6  $1,326.3  $1,150.9  $1,008.0  $ 793.0
Cumulative
 amount paid as
 of (2):
One year later..       --     627.6    614.3    566.9    564.3    569.0    561.5     521.1     465.3     384.3    319.6
Two years lat-
 er.............       --       --     940.7    884.4    862.7    888.0    874.5     820.2     725.3     616.4    509.9
Three years lat-
 er.............       --       --       --   1,078.1  1,068.4  1,077.1  1,074.3   1,009.3     901.5     764.5    643.6
Four years lat-
 er.............       --       --       --       --   1,184.1  1,207.1  1,186.4   1,130.1   1,009.7     862.1    722.3
Five years lat-
 er.............       --       --       --       --       --   1,279.4  1,265.4   1,192.7   1,078.8     926.0    780.8
Six years lat-
 er.............       --       --       --       --       --       --   1,314.2   1,240.9   1,116.2     969.7    817.3
Seven years lat-
 er.............       --       --       --       --       --       --       --    1,271.4   1,147.4     993.5    844.5
Eight years lat-
 er.............       --       --       --       --       --       --       --        --    1,170.4   1,016.5    860.5
Nine years lat-
 er.............       --       --       --       --       --       --       --        --        --    1,034.6    878.1
Ten years lat-
 er.............       --       --       --       --       --       --       --        --        --        --     892.9
Net reserve re-
 estimated as of
 (3):
End of year.....   2,117.2  2,132.5  2,109.3  2,019.6  1,936.9  1,772.4  1,550.6   1,326.3   1,150.9   1,008.0    793.0
One year later..       --   1,991.1  1,971.7  1,891.5  1,868.1  1,755.0  1,601.5   1,412.4   1,220.4   1,058.3    865.0
Two years lat-
 er.............       --       --   1,859.4  1,767.4  1,762.8  1,717.7  1,601.9   1,449.0   1,262.0   1,096.4    904.4
Three years lat-
 er.............       --       --       --   1,691.5  1,703.3  1,670.8  1,614.3   1,471.7   1,290.2   1,125.3    937.0
Four years lat-
 er.............       --       --       --       --   1,658.9  1,654.1  1,597.6   1,484.7   1,312.3   1,155.1    963.5
Five years lat-
 er.............       --       --       --       --       --   1,634.6  1,594.3   1,482.3   1,322.1   1,175.2    983.3
Six years lat-
 er.............       --       --       --       --       --       --   1,588.7   1,486.9   1,328.6   1,188.5    999.5
Seven years lat-
 er.............       --       --       --       --       --       --       --    1,488.4   1,340.7   1,201.2  1,009.5
Eight years lat-
 er.............       --       --       --       --       --       --       --        --    1,403.7   1,215.4  1,025.0
Nine years lat-
 er.............       --       --       --       --       --       --       --        --        --    1,226.8  1,039.6
Ten years lat-
 er.............       --       --       --       --       --       --       --        --        --        --   1,056.1
                  -------- -------- -------- -------- -------- -------- --------  --------  --------  --------  -------
(Deficiency)
 Redundancy, net
 (4,5,6)........  $    --  $  141.4 $  249.9 $  328.1 $  278.0 $  137.8 $  (38.1) $ (162.1) $ (252.8) $ (218.8) $(263.1)
                  ======== ======== ======== ======== ======== ======== ========  ========  ========  ========  =======

--------
(1) Sets forth the estimated net liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years; represents the estimated amount of net losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves.
(2) Cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date.
(3) Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims.
(4) In 1987, Hanover adopted a new actuarial-based reserve methodology designed to result in a more accurate reflection of underwriting trends and a more appropriate basis for assessing current reserve adequacy. The new method is based on groupings of claims using the period in which the accident occurred rather than loss experience in the financial reporting period. This method tracks the development of claims from a given accident period and provides management with continuous updates of losses incurred. Management believes that this change to actuarial reserving methodologies has resulted in improved reserve adequacy.
(5) Cumulative deficiency or redundancy at December 31, 1996 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were reevaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were reevaluated at more than the original reserved amount.

(6) The following table sets forth the development of gross reserve for unpaid losses and LAE from 1992 through 1996 for the Company:

                                            YEAR ENDED DECEMBER 31,
                                  --------------------------------------------
                                    1996     1995     1994     1993     1992
                                  -------- -------- -------- -------- --------
                                                 (IN MILLIONS)
   Reserve for losses and LAE:
    Gross liability.............. $2,744.1 $2,896.0 $2,821.7 $2,717.3 $2,598.9
    Reinsurance recoverable......    626.9    763.5    712.4    697.7    662.0
                                  -------- -------- -------- -------- --------
    Net liability................ $2,117.2 $2,132.5 $2,109.3 $2,019.6 $1,936.9
                                  ======== ======== ======== ======== ========
   One year later:
    Gross re-estimated liabili-
     ty..........................          $2,587.8 $2,593.5 $2,500.5 $2,460.5
    Re-estimated recoverable.....             596.7    621.8    609.0    592.4
                                           -------- -------- -------- --------
    Net re-estimated liability...          $1,991.1 $1,971.7 $1,891.5 $1,868.1
                                           ======== ======== ======== ========
   Two years later:
    Gross re-estimated liabili-
     ty..........................                   $2,339.2 $2,333.3 $2,341.9
    Re-estimated recoverable.....                      479.8    565.9    579.1
                                                    -------- -------- --------
    Net re-estimated liability...                   $1,859.4 $1,767.4 $1,762.8
                                                    ======== ======== ========
   Three years later:
    Gross re-estimated liabili-
     ty..........................                            $2,145.5 $2,257.3
    Re-estimated recoverable.....                               454.0    554.0
                                                             -------- --------
    Net re-estimated liability...                            $1,691.5 $1,703.3
                                                             ======== ========
   Four years later:
    Gross re-estimated liabili-
     ty..........................                                     $2,168.2
    Re-estimated recoverable.....                                        509.3
                                                                      --------
    Net re-estimated liability...                                     $1,658.9
                                                                      ========

RATINGS

  Hanover's rating from Standard & Poor's Corporation ("S&P") is "AA- (Excellent)". Claims-paying ability ratings range from "AAA (Superior)" to "R (Regulatory Action)." Hanover's rating of AA- (Excellent) is the fourth highest rating. S&P considers insurers with a rating of BBB- or better to have a secure claims-paying ability. According to S&P, its claims-paying ability rating represents its opinion of an insurance company's financial ability to meet its obligations under its insurance policies. Claims-paying ability ratings are assigned by S&P at the request of the insurer. The ratings are based on current information provided by the insurance subsidiaries or obtained by S&P from other reliable sources and on extensive quantitative and qualitative analysis. S&P does not perform an audit in connection with the assignment of these ratings and may rely on unaudited financial information.

  The A.M. Best rating for Hanover was "A (Excellent)" and Citizens was "A+ (Superior)." These are the third and second highest ratings, respectively, out of the fifteen rating levels established by A.M. Best for the insurance industry. Ratings range from "A++ (Superior)" to "F (In Liquidation)." According to A.M. Best, the objective of this rating is to evaluate factors that effect the overall performance of an insurance company. A.M. Best uses this information to provide an opinion of a company's operating performance, financial strength and ability to meet the obligations to policyholders. Quantitative and qualitative evaluations are used to determine financial condition and operating performance. The quantitative evaluations are based on an analysis of each company's reported financial performance for at least the previous five fiscal years. Management believes that its A.M. Best and S&P ratings are an important factor in marketing its products to its agents and customers.

EMPLOYEES

  The Company has branches across the country and employed approximately 4,400 employees as of December 31, 1996. Management believes that its relations with employees are good.

REINSURANCE

  See "Reinsurance" on pages 27 and 28 of Management's Discussion and Analysis of Results of Operations and Financial Condition and to Notes 8 and 16 on pages 47-49 and 55, respectively, of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K which is incorporated into this item by reference. See also "Legal Proceedings" on pages 14-15 of this Form 10-K which is incorporated into this item by reference.

INVESTMENT OPERATIONS

  See "Investment Portfolio" on pages 28-29 of Management's Discussion and Analysis of Results of Operations and Financial Condition and to Note 4 on pages 42-45 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K which is incorporated into this item by reference.

                                    ITEM 2

                                  PROPERTIES

  During 1984, Hanover entered into a lease agreement for a 109,000 square foot home office building in Worcester, Massachusetts, with its ultimate parent company, Allmerica Financial Corporation. This lease expires in 2006. The lease provides for no further renewals, no option to buy, and no free terminations. Hanover leases an aggregate of approximately 454,000 square feet at 15 field offices located in Atlanta, GA; Bedford, NH; Chicago, IL; Dallas, TX; Kansas City, KS; Meriden, CT; New Orleans, LA; Piscataway, NJ; Portland, ME; Richmond, VA; Sacramento, CA; St. Louis, MO; Syracuse, NY; Tulsa, OK; and Worcester, MA. Hanover also leases an aggregate of approximately 109,000 square feet at claims offices in various sites across the United States.

  Citizens owns three office buildings located in Howell, Michigan. One building occupies 110,600 square feet and serves as Citizens' headquarters and accommodates corporate administration, marketing, information services, claims and treasury. Citizens also owns a 175,000 square foot facility near its current headquarters which accommodates underwriting, claims and marketing functions. The third building occupies 20,000 square feet and facilitates the print, services, and supply functions. In addition, Citizens leases an aggregate of approximately 55,000 square feet in three branch offices located in Grand Rapids, MI; Gaylord, MI; and Escanaba, MI. and one branch office located in Indianapolis, IN. Citizens also leases an aggregate of approximately 96,500 square feet of space for its claims offices in various sites in Michigan, Indiana, and Ohio.

  Management believes that its owned and leased office space is adequate for its current needs.

                                    ITEM 3

                               LEGAL PROCEEDINGS

  See Note 16 "Contingencies" on page 55 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K which is incorporated into this item by reference.

MAINE WORKERS COMPENSATION RESIDUAL MARKET POOL

  On June 23, 1995, the governor of Maine approved a legislative settlement for the Maine Workers' Compensation Residual Market Pool deficit for the Years 1988 through 1992. The settlement provides for an initial funding of $220.0 million toward the deficit. The insurance carriers were liable for $65.0 million and employers would contribute $110.0 million payable through surcharges on premiums over the course of the next ten years. The major insurers are responsible for 90% of the $65.0 million. Hanover's allocated share of the settlement is approximately $4.2 million, which was paid in December 1995. The remainder of the deficit of $45.0 million will be paid by the Maine Guaranty Fund, payable in quarterly contributions over ten years. A group of smaller carriers filed litigation to appeal the settlement. The Company believes that adequate reserves have been established for any additional liability.

APY AND AFC MERGER

  Shortly after AFC publicly disclosed its proposal regarding the Merger Transactions, three separate stockholders of the Company, Leslie Susser, Harbor Finance Partners and William A. Kass, IRA-Simplified Employee Pension, filed lawsuits in the Delaware Chancery Court against AFC, APY and the directors of APY and the directors of AFC who are also on the board of directors of the Company (the "Delaware Actions"). An additional lawsuit challenging the Merger Transactions was filed by another stockholder of the Company, Daniel Bruno, in the Worcester County (Massachusetts) Superior Court (the "Massachusetts Action" and, together with the Delaware Actions, the "Actions"). The named plaintiff in each of the Actions purports to maintain each individual action as a class action on behalf of the public stockholders of the Company (excluding AFC, the Company and other defendants and any person, firm, trust, corporation or any other entity related to or affiliated with any of the defendants) (the "Public Stockholders"). In each of the Actions, the plaintiff alleges that under the terms of the initial AFC Merger proposal made in December 1996, AFC will acquire the Company Common Stock at a price that is substantially below the fair price of such stock and that certain officers and/or directors of AFC and/or the Company have breached fiduciary duties owed to the Company and the public stockholders in connection with the proposed Merger Transactions. The plaintiffs sought injunctive relief prohibiting AFC from completing the Merger transactions or, in the alternative, compensatory damages. On February 19, 1997, the parties to the Delaware Actions executed a Memorandum of Understanding (the "MOU") memorializing an agreement-in-principle to settle the Delaware Actions. Under the terms of the MOU, the parties to the Delaware Action have agreed to use their best efforts to execute and present to the Delaware Chancery Court on or before April 30, 1997, a formal Stipulation of Settlement. In the event that the Delaware Chancery Court approves the proposed settlement, it is anticipated that the Delaware Actions will be dismissed with prejudice as to the individual plaintiffs and the class of the Company's public stockholders. In connection with the MOU, AFC and the Company have agreed that they will not oppose an application to the Delaware Court by the plaintiffs counsel for an aggregate award of attorneys' fees and expenses in an amount not to exceed $995,000.

  The Company has been named a defendant in various other legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company's consolidated financial statements. However, liabilities related to these proceedings could be established in the near term if estimates of the ultimate resolution of these proceedings are revised.

                                    ITEM 4

                          SUBMISSION OF MATTERS TO A
                           VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Form 10-K.

                                    PART II

                                    ITEM 5

                   MARKET FOR THE REGISTRANT'S COMMON STOCK
                        AND RELATED SHAREHOLDER MATTERS

COMMON STOCK AND SHAREHOLDER OWNERSHIP

  The common stock of Allmerica Property & Casualty Companies, Inc. is traded on the New York Stock Exchange under the symbol "APY." On February 28, 1997, the Company had 1,080 shareholders of record and 59.7 million shares outstanding. On the same date, the trading price of the Company's common stock was $31 3/8 per share.

COMMON STOCK PRICES AND DIVIDENDS

   1996                                                 HIGH     LOW   DIVIDENDS
   ----                                                ------- ------- ---------
   First Quarter...................................... $27 1/4 $24 1/4   $0.04
   Second Quarter..................................... $27 1/4    $25    $0.04
   Third Quarter...................................... $30 1/2 $25 5/8   $0.04
   Fourth Quarter..................................... $30 1/2 $27 1/4   $0.04
   1995                                                 HIGH     LOW   DIVIDENDS
   ----                                                ------- ------- ---------
   First Quarter...................................... $20 1/8 $16 3/4   $0.04
   Second Quarter..................................... $22 3/8 $18 1/2   $0.04
   Third Quarter...................................... $24 3/4    $22    $0.04
   Fourth Quarter..................................... $27     $21 7/8   $0.04

1997 DIVIDEND SCHEDULE

  Allmerica Property & Casualty declared a cash dividend of $0.04 on March 4, 1997, which is payable on May 15, 1997. The record date for such dividend is May 1, 1997.

  Allmerica Property and Casualty and Allmerica Financial Corporation ("AFC") have entered into an Agreement and Plan of Merger dated as of February 19, 1997 (the "Merger Agreement") pursuant to which AFC will acquire all of the outstanding Common Stock, $1.00 par value per share, of the Company that it does not already own ("the Merger"). Upon consummation of the Merger, Allmerica Property and Casualty will no longer have any public stockholders and therefore will pay no further dividends to such stockholders.

  Dividends by the Company are funded from dividends paid to the Company from Hanover, which are subject to restrictions imposed by state insurance laws and regulations with respect to dividends paid to the Company. See "Liquidity and Financial Resources" on pages 29-30 of Management's Discussion & Analysis of Results of Operations and Financial Condition and to Note 17 on page 55 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K which is incorporated into this item by reference.

                                     ITEM 6

                            SELECTED FINANCIAL DATA

                                    FOR THE YEARS ENDED DECEMBER 31,
                              ------------------------------------------------
                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------
                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Net premiums written......... $  1,914  $  1,885  $  1,823  $  1,745  $  1,700
REVENUE:
  Net premiums earned........    1,898     1,863     1,791     1,678     1,678
  Net investment income......      235       210       202       202       211
  Net realized gain on in-
   vestments.................       48        15         4        67        29
  Total revenues.............    2,194     2,095     2,005     1,953     1,923
  Statutory underwriting
   loss......................      (90)      (26)     (106)      (66)      (82)
  GAAP underwriting loss.....      (88)      (26)     (100)      (46)      (80)
STATUTORY COMBINED RATIO (1):
  Losses and loss adjustment
   expenses..................     72.3      69.4      73.1      71.8      74.8
  Underwriting expenses......     31.6      31.1      31.7      30.5      29.4
  Dividends to policyhold-
   ers.......................      0.6       0.5       0.5       0.4       0.3
  Combined ratio.............    104.5     101.0     105.3     102.7     104.5
  Industry combined ratio....    107.0     106.5     108.5     106.9     115.8
  Income before extraordinary
   item and cumulative effect
   of accounting changes.....      146       140       101       252       134
  Net income.................      146       140        99       256       134
PER SHARE DATA (2) :
  Income before realized gain
   on investments, net of
   federal income taxes......     1.95      2.14      1.60      3.37      1.85
  Realized gain on
   investments, net offederal
   income taxes..............     0.49      0.14      0.04      0.71      0.31
  Cumulative effect of
   accounting changes........      --        --      (0.03)     0.07       --
  Net income.................     2.44      2.28      1.61      4.15      2.16
  Dividends declared to
   shareholders..............     0.16      0.16      0.16      0.19      0.15
  Book value per share.......    26.99     24.82     19.91     19.47     15.65
  Market value per share.....    30.50     27.00     16.88     21.75     16.83
AT YEAR END :
  Total assets...............    5,704     5,742     5,409     5,198     4,693
  Total shareholders' equi-
   ty........................    1,609     1,509     1,230     1,203       969
  Total statutory surplus....    1,202     1,128       974       954       772
RESERVES:
  Losses and loss adjustment
   expenses..................    2,744     2,896     2,822     2,717     2,599
  Unearned premiums..........      815       797       793       755       741

  Note: Data includes Beacon Insurance Company of America through February 19, 1993.
--------
1) Industry data is from Best's Aggregates and Averages for the Property Casualty Industry-Stock Companies.
2) Per share amounts are adjusted for stock splits for the five year period presented.

                                    ITEM 7

                      MANAGEMENT'S DISCUSSION & ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

RESULTS OF OPERATIONS

 Consolidated Overview

 1996 COMPARED TO 1995

 Net Income

  The Company's consolidated net income increased $6.3 million, to $146.4 million, or $2.44 per share in 1996, compared to net income of $140.1 million, or $2.28 per share in 1995. The increase in net income is primarily attributable to a $33.5 million increase in realized gains, primarily related to the sale of equity securities, reflecting the Company's decision during the first quarter of 1996 to increase the proportion of debt securities in the portfolio. Excluding realized gains and losses, net of taxes and minority interest, net income decreased $13.5 million, to $117.6 million. This decrease resulted from catastrophes and other severe weather related losses which contributed to a $82.2 million increase in losses and loss adjustment expenses to $1,371.9 million. Catastrophe losses increased $27.3 million, to $62.9 million in 1996 from $35.6 million during the previous year. The increase in losses and LAE was partially offset by an increase in net investment income of $25.8 million, or 12.3%, to $235.4 million, attributable to an increase in higher-yielding debt securities in the portfolio and earnings from a limited partnership. Net income during 1996 was also favorably impacted by a $5.7 million arbitrated settlement from a voluntary pool during the third quarter. Federal income tax expense decreased $15.7 million, to $36.4 million during 1996, and the effective tax rate decreased from 25.3% in 1995, to 18.4%, in 1996. Net realized investment gains, net of federal income taxes, were $31.3 million and $9.5 million in 1996 and 1995, respectively. Minority interest in Citizens' net income was $14.9 million in 1996, compared to $14.1 million during 1995.

 Underwriting results

  Consolidated net premiums earned increased $35.1 million, or 1.9%, to $1,898.3 million in 1996. Personal segment net premiums earned increased $48.6 million, or 4.4%, to $1,161.9 million, reflecting the accounting effects of restructuring a reinsurance contract at Hanover, increasing both losses and net premiums earned by approximately $19.0 million. In addition, a 2.0% increase in policies in force in Hanover's homeowners line as well as moderate price increases in this line contributed to the increase in net premiums earned. The growth in Citizens' personal segment is due to increases in net premiums earned in Ohio and Indiana resulting from expansion in these states as well as price increases in the personal automobile and homeowners lines. Commercial segment net premiums earned decreased $13.5 million, to $736.4 million. This decrease is primarily attributable to rate decreases in the workers' compensation line at Hanover and Citizens and to the withdrawal from a large voluntary pool on December 1, 1995 at Hanover, as well as continued competitive market conditions in this segment.

  The consolidated underwriting loss for 1996 increased $62.6 million, to a loss of $88.2 million. The increase in the underwriting loss is primarily attributable to the increases in catastrophes and severe weather related losses. These factors contributed to an $82.2 million, or 6.4% increase in losses and LAE to $1,371.9 million in 1996.

Policy acquisition expenses increased $13.5 million, or 3.3%, to $422.6 million and other underwriting expenses increased $2.0 million, or 1.1% to $192.0 million in 1996. Hanover's policy acquisition expenses increased $9.0 million, or 3.6%, to $258.5 million, primarily attributable to higher acquisition costs assessed by voluntary and involuntary pools, as well as the overall increase in net earned premium at Hanover. Other underwriting expenses at Hanover increased $2.2 million as a result of an increase of approximately $7.0 million in expenses associated with an ongoing policy administration technology project that is intended to redesign information systems used to serve customers, underwriting and claims. This was partially offset by a decrease in assessment expenses from the withdrawal of a large voluntary pool. Policy acquisition expenses at Citizens increased $4.5 million, or 2.8%, to $164.1 million, reflecting growth in net premiums earned. Citizens' other underwriting expenses decreased $0.2 million to $66.3 million in 1996, resulting from reductions in employee related expenses and commissions, partially offset by expenses associated with the aforementioned policy administration technology project. Management anticipates an increase in its expense levels due to further planned investments in technology consolidation and enhancement.

 Investment results

  Net investment income before taxes increased $25.8 million, or 12.3%, to $235.4 million during 1996, compared to $209.6 million in 1995. The increase in 1996 is primarily the result of an increase in average invested assets, $10.0 million of income from limited partnerships, and the Company's portfolio shift to higher yielding debt securities, including longer duration and non-investment grade securities. The average pre-tax yield on debt securities was 6.4% and 6.1% for 1996 and 1995, respectively. Average invested assets increased $385.8 million, or 11.0%, to $3,891.0 million.

  Net realized gains on investments before taxes were $48.1 million and $14.6 million in 1996 and 1995, respectively. Net realized investment gains in 1996 primarily resulted from sales of appreciated equity securities due to the Company's strategy of shifting to a higher level of debt securities.

 Federal Income Taxes

  The provision for federal income taxes was $36.4 million in 1996 compared to $52.1 million in 1995. The decrease in 1996 represents a decrease in the effective tax rate from 25.3% in 1995 to 18.4% in 1996. This is attributable to deteriorating underwriting results and an increase in the proportion of pre-tax income attributable to tax-exempt interest. Federal income tax in 1995 was adversely impacted by reserves provided for revisions in estimated prior year tax liabilities, including $7.2 million provided during the fourth quarter of 1995.

 1995 COMPARED TO 1994

 Net Income

  The Company's consolidated net income increased $40.9 million to $140.1 million in 1995, compared to $99.2 million in 1994. Excluding realized gains and losses and the effect of accounting changes, all net of taxes and minority interest, net income increased $32.4 million to $131.1 million in 1995. The increase in net income resulted primarily from favorable current year claims experience attributable to a return to more normal weather conditions in the Northeast and in Michigan. Catastrophe losses decreased $10.5 million, to $35.6 million in 1995, from $46.1 million during the previous year. The improved underwriting results were partially offset by a $48.2 million increase in federal income taxes. The effective tax rate increased to 25.3% in 1995 from 3.5 % in 1994. This increase is attributable to improved underwriting results, a decrease in the proportion of pre-tax income attributable to tax-exempt interest, and to reserves provided for revisions in estimated prior year tax liabilities. Net realized investment gains, net of federal income taxes, were $9.5 million and $2.3 million in 1995 and 1994, respectively. Minority interest in Citizens net income was $14.1 million and $7.9 million in 1995 and 1994, respectively. Net income for 1994 includes a cumulative effect charge of $2.0 million, net of federal income taxes, from the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

 Underwriting Results

  Consolidated net premiums earned increased $71.9 million, or 4.0%, to $1,863.2 million in 1995. Personal segment net premiums earned increased $69.0 million, or 6.6%, to $1,113.3 million, in 1995, reflecting price increases in the personal automobile and homeowners lines and a modest increase in policies in force in the homeowners line. Commercial segment net premiums earned increased $2.9 million, or 0.4%, to $749.9 million in 1995.

  The consolidated underwriting loss improved $74.8 million, from a loss of $100.4 million in 1994, to a loss of $25.6 million in 1995. This improvement reflects a return to more normal weather conditions in the first half of 1995 and improved claims experience at both Hanover and Citizens. Losses and LAE decreased $17.0 million, or 1.3%, to $1,289.7 million in 1995, primarily attributable to improved claims experience in both the personal and commercial segments, especially the homeowners and workers' compensation lines. Policy acquisition expenses, which consist primarily of commissions, premium taxes and other policy issuance costs, increased $18.8 million, or 4.8%, to $409.1 million in 1995, resulting primarily from the growth in net earned premiums. Other underwriting expenses decreased $4.7 million, or 2.4%, to $190.0 million in 1995. The 1994 results reflect expansion costs into Ohio and Indiana at Citizens, and higher agents' profit sharing expenses at Hanover.

 Investment Results

  Net investment income before tax increased $7.2 million, or 3.6%, to $209.6 million in 1995. This increase is attributable to an increase in average invested assets, partially offset by a decrease in the portfolio's average pre-tax yield from 6.2% in 1994, to 6.0% in 1995. This decrease resulted primarily from lower yields available on new investments relative to the yields on maturing investments. Net investment income after tax remained relatively unchanged at $170.7 million in 1995, versus $170.5 million in 1994. The effective tax rate on investment income increased from 15.8% to 18.6% during 1995. Net realized gains on investments increased $11.1 million to $14.6 million in 1995 due to increased gains on the sale of equity securities.

 Federal Income Taxes

  The provision for federal income taxes was $52.1 million in 1995 compared to $3.9 million in 1994. The increase in 1995 represents an increase in the effective tax rate from 3.5% in 1994 to 25.3% in 1995. This is attributable to improved underwriting results, a decrease in the proportion of pre-tax income attributable to tax-exempt interest, and to reserves provided for revisions in estimated prior year tax liabilities, including $7.2 million provided during the fourth quarter of 1995.

SEGMENT RESULTS

PERSONAL SEGMENT

  The personal segment represented 61.2%, 59.8% and 58.3% of total net premiums earned in 1996, 1995 and 1994 respectively.

                               HANOVER               CITIZENS                 CONSOLIDATED
                         --------------------- ----------------------  ----------------------------
                                           FOR THE YEARS ENDEDDECEMBER 31,
                         --------------------------------------------------------------------------
                          1996    1995   1994   1996    1995    1994     1996      1995      1994
                         ------  ------ ------ ------  ------  ------  --------  --------  --------
                                                    (IN MILLIONS)
Net premiums earned..... $607.3  $577.1 $548.2 $554.6  $536.2  $496.1  $1,161.9  $1,113.3  $1,044.3
Losses and loss
 adjustment expenses....  452.0   368.6  366.0  404.1   413.6   391.0     856.1     782.2     757.0
Policy acquisition ex-
 penses.................  150.8   135.2  125.9  112.5   108.1    99.5     263.3     243.3     225.4
Other underwriting ex-
 penses.................   51.7    49.7   50.0   39.3    41.1    37.9      91.0      90.8      87.9
                         ------  ------ ------ ------  ------  ------  --------  --------  --------
Underwriting (loss)
 profit................. $(47.2) $ 23.6 $  6.3 $ (1.3) $(26.6) $(32.3) $  (48.5) $   (3.0) $  (26.0)
                         ======  ====== ====== ======  ======  ======  ========  ========  ========

 1996 COMPARED TO 1995

 Revenues

  Personal segment net premiums earned increased $48.6 million, or 4.4%, to $1,161.9 million in 1996, compared to $1,113.3 million in 1995. Hanover's personal segment net premiums earned increased $30.2 million, or 5.2%, to $607.3 million during 1996. This increase is primarily attributable to an increase in the personal automobile line associated with the accounting effects of restructuring a reinsurance contract, increasing net premiums earned by $19.0 million. A 2.0% increase in policies in force in Hanover's homeowners line as well as moderate price increases in this line also contributed to the increase in net premiums earned. These increases were partially offset by a mandated 4.5% decrease in Massachusetts personal automobile rates which became effective January 1, 1996. Effective January 1, 1997, Massachusetts personal automobile rates were decreased an additional 6.2% as mandated by the Massachusetts Insurance Commissioner. In addition, in response to increasing price competition in Massachusetts, Hanover, in February 1997, requested the Massachusetts Division of Insurance to approve a plan to offer a safe driver's discount of 10% on automobile insurance premiums. Management believes these rate decreases may unfavorably impact premium growth in Massachusetts. Approximately 39% of Hanover's personal automobile business is currently written in Massachusetts.

  Citizens' personal segment net premiums earned increased $18.4 million, or 3.4%, to $554.6 million in 1996. This growth is attributable to price increases in the personal automobile and homeowners lines. The growth is partially offset by a 3.0% decrease in policies in force in the personal automobile line, attributable to the Company's selective reduction of writings in Michigan when rates were viewed as inadequate and to continued strong competition in Michigan. While management has taken steps to increase penetration in affinity groups and has initiated other marketing programs, heightened competition may continue to result in reduced growth in the personal segment.

 Underwriting results

  The personal segment underwriting loss in 1996 increased $45.5 million, to a loss of $48.5 million. Hanover's underwriting results deteriorated $70.8 million to a loss of $47.2 million, while Citizens' underwriting loss improved $25.3 million to a loss of $1.3 million.

  Hanover's personal segment losses and LAE increased $83.4 million, or 22.6%, to $452.0 million in 1996. This increase is partially attributable to a $28.8 million increase in losses and LAE in the homeowners line, resulting from increased catastrophes and severe weather. Catastrophe losses in Hanover's personal segment increased $17.2 million, to $30.6 million in 1996 from $13.4 million in 1995. Losses and LAE in the personal automobile line increased $49.6 million, or 17.8%, to $328.0 million, primarily reflecting the accounting effects of restructuring a reinsurance contract, increasing losses by $19.0 million, in addition to a moderate increase in claims frequency and a $4.7 million reduction in favorable reserve development.

  The improvement in Citizens' underwriting results reflects favorable claims activity in both current and prior accident years in the personal automobile line attributable to continued improvements in severity. This was partially offset by an increase in catastrophe losses of $6.2 million to $13.4 million, primarily in the homeowners line.

  Policy acquisition expenses in the personal segment increased $20.0 million, or 8.2%, to $263.3 million and other underwriting expenses increased $0.2 million to $91.0 million in 1996. This increase in policy acquisition expenses is primarily attributable to an increase of $15.6 million, or 11.5%, to $150.8 million at Hanover resulting from a reapportionment of certain acquisition expenses to the personal segment from the commercial segment, as well as an increase in net premium earned. The $2.0 million increase in Hanover's other underwriting expenses resulted from an increase of approximately $4.0 million in expenses associated with the policy administration technology project, offset by a decrease in assessment expenses associated with the reapportionment of an involuntary pool. Policy acquisition expenses in the personal segment at Citizens increased $4.4 million, or 4.1%, to $112.5 million in 1996, reflecting growth in net premiums earned. The $1.8 million decline in Citizens' other underwriting expenses is primarily attributable to reductions in employee related expenses and commissions, partially offset by expenses associated with a policy administration technology project. Management anticipates an increase in its expense levels due to further planned investments in technology.

 1995 COMPARED TO 1994

 Revenues

  Personal segment net premiums earned increased $69.0 million, or 6.6%, to $1,113.3 million in 1995. Hanover's net premiums earned increased $28.9 million, or 5.3%, to $577.1 million in 1995. The increase is primarily attributable to a 2.0% and 1.3% increase in policies in force in the personal automobile and homeowners lines, respectively, and a 2.5% rate increase in the homeowners line. Hanover's premium growth in the personal segment in 1995 was partially offset by a mandated 6.5% decrease in Massachusetts automobile insurance rates, which was effective January 1, 1995.

  Citizens' personal segment net premiums earned increased $40.1 million, or 8.1%, to $536.2 million in 1995. This increase reflects price increases in the personal automobile and homeowners lines, and was partially offset by a 5.8% decrease in personal automobile policies in force. This decrease is attributable to the Company's selective reduction of writings in Michigan when rates were viewed as inadequate and to increased competition in affinity group franchise sales as a result of the January 1995 order by the Michigan Insurance Commissioner which has permitted competitors to offer similar products.

 Underwriting Results

  The personal segment underwriting loss decreased $23.0 million, from $26.0 million in 1994, to $3.0 million in 1995. Hanover's underwriting results improved $17.3 million, from a profit of $6.3 million in 1994, to a profit of $23.6 million in 1995. Citizens' underwriting loss improved $5.7 million, or 17.6%, from $32.3 million in 1994, to $26.6 million in 1995.

  The improvement in Hanover's underwriting results is primarily attributable to favorable claims experience on current years claims in the homeowners line resulting from a decrease in catastrophe losses from $27.2 million in 1994 to $13.4 million during 1995, and to a return to more normal weather conditions during the first half of 1995. This resulted in a decrease in losses and LAE in the homeowners line of $17.8 million, or 17.9%, from $99.2 million in 1994, to $81.4 million in 1995.

  The change in Citizens' underwriting results reflects a return to more normal weather conditions in Michigan as well as favorable claims activity in both current and prior accident years in the personal automobile line attributable to improvements in severity. Citizens' underwriting results improved despite a $3.4 million increase in catastrophe losses in the personal segment, primarily in the homeowners line. Catastrophe losses were $7.2 million and $3.8 million in Citizens' personal segment in 1995 and 1994, respectively.

  The increase in policy acquisition expenses in the personal segment of $17.9 million, or 7.9%, to $243.3 million in 1995, reflects the growth in net earned premiums at both Hanover and Citizens. Other underwriting expenses at Hanover remained relatively unchanged at $49.7 million in 1995, compared to $50.0 million in 1994. Other underwriting expenses at Citizens increased by $3.2 million, or 8.4%, to $41.1 million in 1995, reflecting the growth in net premiums earned in 1995.

COMMERCIAL SEGMENT

  The commercial segment represented 38.8%, 40.2% and 41.7% of total net premiums earned in 1996, 1995 and 1994, respectively.

                               HANOVER                 CITIZENS           CONSOLIDATED
                         ----------------------  -------------------- ----------------------
                                        FOR THE YEARS ENDED DECEMBER 31,
                         -------------------------------------------------------------------
                          1996    1995    1994    1996   1995   1994   1996    1995    1994
                         ------  ------  ------  ------ ------ ------ ------  ------  ------
                                                 (IN MILLIONS)
Net premiums earned..... $455.5  $468.3  $480.4  $280.9 $281.6 $266.6 $736.4  $749.9  $747.0
Losses and loss adjust-
 ment expenses..........  315.5   342.8   361.2   200.3  164.7  188.5  515.8   507.5   549.7
Policy acquisition ex-
 penses.................  107.7   114.3   117.6    51.6   51.5   47.3  159.3   165.8   164.9
Other underwriting ex-
 penses (1).............   74.0    73.8    77.6    27.0   25.4   29.2  101.0    99.2   106.8
                         ------  ------  ------  ------ ------ ------ ------  ------  ------
Underwriting (loss)
 profit................. $(41.7) $(62.6) $(76.0) $  2.0 $ 40.0 $  1.6 $(39.7) $(22.6) $(74.4)
                         ======  ======  ======  ====== ====== ====== ======  ======  ======

--------
(1) Includes policyholders' dividends

 1996 COMPARED TO 1995

 Revenues

  Commercial segment net premiums earned in 1996 decreased $13.5 million, or 1.8%, to $736.4 million. Hanover's commercial segment net premiums earned decreased $12.8 million, or 2.7%, to $455.5 million. This decrease is primarily attributable to Hanover's withdrawal from a large voluntary pool on December 1, 1995, and to aggregate rate decreases of 14.6% since January 1, 1995, in the workers' compensation line. Citizens' commercial segment net premiums earned decreased $0.7 million, or 0.2%, to $280.9 million in 1996. This decrease primarily reflects rate reductions and a 1.4% decrease in policies in force in the workers' compensation line due to continuing competition in this line in Michigan. Rates in the workers' compensation line at Citizens were decreased 8.5%, 7.0% and 6.4% effective May 1, 1995, December 1, 1995, and June 1, 1996, respectively. This decrease is partially offset by an increase in policies in force in the commercial multiple peril and commercial automobile lines of 13.2% and 3.7%, respectively. Management believes competitive conditions in the workers' compensation line may impact future growth in net premiums earned.

 Underwriting results

  The commercial segment underwriting loss for 1996 increased $17.1 million, or 75.7% to a loss of $39.7 million. Hanover's underwriting loss improved $20.9 million, or 33.4%, to a loss of $41.7 million and Citizens' underwriting profit decreased $38.0 million, to a profit of $2.0 million in 1996.

  Hanover's commercial segment losses and LAE decreased $27.3 million, or 8.0%, to $315.5 million in 1996. This improvement is primarily attributable to a $41.5 million decrease in losses and LAE resulting from the withdrawal from a large voluntary pool. However, this decrease was partially offset by increased losses in the workers' compensation line of $17.9 million, primarily due to a $19.8 million decrease in favorable reserve development during 1996.

  Citizens' underwriting profit decreased primarily due to an increase in loss severity and frequency in the commercial multiple peril line. Commercial multiple peril losses and LAE increased $16.9 million, or 42.4%, to $56.8 million in 1996, partially offset by a $5.1 million, or 9.4% increase to $59.1 million in net premiums earned. Workers' compensation net premiums earned decreased $17.6 million, or 11.9%, to $130.7 million in 1996 while losses and LAE increased $9.6 million, or 15.0%, to $73.4 million in this line, primarily due to reduced favorable development of prior year reserves. Catastrophe losses in this segment were $1.9 million in 1996 compared to $0.8 million during 1995.

  Policy acquisition expenses in the commercial segment decreased $6.5 million, or 3.9%, to $159.3 million in 1996 and other underwriting expenses increased $1.8 million, or 1.8%, to $101.0 million. Hanover's policy acquisition expenses decreased $6.6 million, or 5.8%, to $107.7 million, primarily attributable to a reapportionment of certain acquisition expenses from the commercial segment to the personal segment, as well as the decrease in net earned premium. Other underwriting expenses at Hanover increased $0.2 million, to $74.0 million as a result of an increase of approximately $3.0 million in expenses associated with the policy administration technology project, which were partially offset by a net decrease in assessment expenses associated with voluntary and involuntary pools. Citizens' policy acquisition expenses in the commercial segment remained consistent between years, primarily as a result of flat net earned premiums. Other underwriting expenses increased $1.6 million, or 6.3%, to $27.0 million in 1996, due to investments in technology and increased policyholders' dividends, partially offset by reductions in employee related expenses and commissions. Management anticipates an increase in its expense levels due to further planned investment in technology.

 1995 COMPARED TO 1994

 Revenues

  Commercial segment net premiums earned increased $2.9 million, to $749.9 million in 1995. Hanover's commercial segment net premiums earned decreased $12.1 million, or 2.5%, to $468.3 million in 1995, reflecting decreases in policies in force in all major commercial lines, particularly a $10.7 million, or 9.4%, decrease in commercial automobile net premiums earned to $103.1 million, resulting from continued competitive market conditions affecting Hanover. Workers' compensation net premiums earned at Hanover decreased $6.4 million, or 5.8%, to $104.4 million in 1995, primarily as a result of rate decreases and an increasing level of large deductible policies.

  Citizens' commercial segment net premiums earned increased $15.0 million, or 5.6%, to $281.6 million in 1995. This increase primarily reflects growth of 8.1% in total commercial policies in force. The overall growth includes increases in policies in force in the commercial automobile and commercial multiple peril lines of 12.5% and 11.6%, respectively, along with a decrease in workers' compensation policies in force of 4.6% and rate decreases of 15.5% in the workers' compensation line in 1995. The decrease in workers' compensation premiums was more than offset by increased workforce coverage due to full employment in Michigan. Price increases in the commercial automobile line also contributed to the increase in net premiums earned.

 Underwriting Results

  The commercial segment underwriting loss improved $51.8 million to $22.6 million in 1995. Hanover's underwriting loss improved to a loss of $62.6 million, from $76.0 million, and Citizens' underwriting profit increased from $1.6 million in 1994, to $40.0 million in 1995.

  Hanover's commercial segment losses and LAE decreased by $18.4 million, or 5.1%, to $342.8 million in 1995. This improvement is primarily attributable to decreased losses and LAE in the workers' compensation and commercial automobile lines. Losses and LAE in the workers' compensation line decreased $34.7 million, or 47.6%, from $72.9 million in 1994 to $38.2 million in 1995. This decrease resulted from continued favorable claims experience for both the current and prior years. Commercial automobile losses and LAE decreased $14.9 million, or 17.0%, from $87.7 million in 1994 to $72.8 million in 1995. This decrease results from favorable claims experience in this line for both the current and prior years, and a decrease in premiums earned. Losses and LAE in Hanover's other commercial lines, which consist primarily of voluntary pools, general liability and inland marine, increased $28.9 million, or 55.0%, from $52.5 million in 1994, to $81.4 million in 1995. This segment was also unfavorably impacted by a $25.9 million loss in an industrial voluntary pool, including a $12.0 million charge during the fourth quarter of 1995.

  The improvement in Citizens' underwriting results in 1995 reflects favorable claims activity in both current and prior accident years in the workers' compensation line attributable to improvements in severity and frequency, and to severe weather and large claims in the first half of 1994 which had an adverse impact on the commercial multiple peril and commercial automobile lines.

  Policy acquisition expenses in the commercial segment decreased $0.9 million, or 0.5%, to $165.8 million in 1995. Policy acquisition expenses in the commercial segment at Citizens increased $4.2 million, or 8.9%, from $47.3 million in 1994, to $51.5 million in 1995, reflecting the growth in net premiums earned. Hanover's policy acquisition expenses decreased $3.3 million, or 2.8%, from $117.6 million in 1994, to $114.3 million in 1995, reflecting the decrease in net earned premiums. Other underwriting expenses at Hanover decreased $3.8 million, or 4.9%, from $77.6 million in 1994, to $73.8 million in 1995, reflecting the decrease in net premiums written. Other underwriting expenses at Citizens decreased $3.8 million, or 13.0%, from $29.2 million in 1994, to $25.4 million in 1995. This decrease reflects the unusually high level of expenses incurred during 1994 resulting from the expansion into Ohio including the cost of preparing to write multi-state and cross-state commercial line policies, as well as a reduction in 1995 administrative expenses resulting from process improvements in the commercial segment.

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

  The Company maintains reserves to provide for its estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, involving actuarial projections at a given point in time, of what management expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and judicial theories of liability and other factors. The inherent uncertainty of estimating insurance reserves is greater for certain types of property and casualty insurance lines, particularly workers' compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability may be made and where the technological, judicial and political climates involving these types of claims are changing.

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

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
                                                      (IN MILLIONS)
Reserve for losses and LAE, beginning of
 year......................................  $  2,896.0  $  2,821.7  $  2,717.3
Incurred losses and LAE, net of reinsurance
 recoverable:
  Provision for insured events of current
   year....................................     1,513.3     1,427.3     1,434.8
  Decrease in provision for insured events
   of prior years..........................      (141.4)     (137.6)     (128.1)
                                             ----------  ----------  ----------
    Total incurred losses and LAE..........     1,371.9     1,289.7     1,306.7
                                             ----------  ----------  ----------
Payments, net of reinsurance recoverable:
  Losses and LAE attributable to insured
   events of current year..................       759.6       652.2       650.2
  Losses and LAE attributable to insured
   events of prior years...................       627.6       614.3       566.9
                                             ----------  ----------  ----------
    Total payments.........................     1,387.2     1,266.5     1,217.1
                                             ----------  ----------  ----------
Change in reinsurance recoverable on unpaid
 losses....................................      (136.6)       51.1        14.8
                                             ----------  ----------  ----------
Reserve for losses and LAE, end of year....  $  2,744.1  $  2,896.0  $  2,821.7
                                             ==========  ==========  ==========

LOSS DEVELOPMENT

  As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $141.4 million, $137.6 million and $128.1 million in 1996, 1995, and 1994, respectively. The increase in favorable development on prior years' reserves of $3.8 million in 1996 results primarily from an $11.4 million increase in favorable development at Citizens. The increase in Citizens' favorable development of $11.4 million in 1996 reflects improved severity in the personal automobile line, where favorable development increased $28.6 million to $33.0 million in 1996, partially offset by less favorable development in the workers' compensation line. In 1995, the workers' compensation line had favorable development of $32.7 million, primarily as a result of Citizens re-estimating reserves to reflect the new claims cost management programs and the Michigan Supreme Court ruling, which decreases the maximum to be paid for indemnity cases on all existing and future claims. In 1996, the favorable development in the workers' compensation line of $21.8 million also reflected these developments. Hanover's favorable development, including voluntary and involuntary pools, decreased $7.7 million in 1996 to $82.9 million, primarily attributable to a decrease in favorable development in the workers' compensation line of $19.8. This decrease is primarily attributable to a re-estimate of reserves with respect to certain types of workers' compensation policies including large deductibles and excess of loss policies. In addition, during 1995 Hanover refined its estimation of unallocated loss adjustment expenses which increased favorable development in that year. Favorable development in the personal automobile line also decreased $4.7 million, to $42.4 million in 1996. These decreases were offset by increases in favorable development of $1.9 million and $5.6 million, to $12.6 million and $5.7 million, in the commercial automobile and commercial multiple peril lines, respectively. Favorable development in other lines increased by $8.8 million, primarily as a result of environmental reserve strengthening in 1995. Favorable development in Hanover's voluntary and involuntary pools increased $3.7 million to $4.1 million during 1996. The Company expects reduced favorable development at Hanover to continue to impact future earnings.

  The increase in favorable development on prior years' reserves of $9.5 million in 1995 results primarily from a $34.6 million increase in favorable development at Citizens. Favorable development in Citizens' personal automobile and workers' compensation lines increased $16.6 million and $15.5 million, to favorable development of $4.4 million and $32.7 million, respectively, due to the aforementioned change in claims cost management and the Michigan Supreme Court ruling. Hanover's favorable development, not including the effect of voluntary and involuntary pools, was relatively unchanged at $90.2 million in 1995 compared to $91.7 million in 1994. Favorable development in Hanover's workers' compensation line increased $27.7 million to $31.0 million during 1995. This was offset by decreases of $14.6 million and $12.6 million, to $45.5 million and $0.1 million, in the personal automobile and commercial multiple peril lines, respectively. Favorable development in Hanover's voluntary and involuntary pools decreased $23.6 million to $0.4 million during 1995.

  This favorable development reflects the Company's reserving philosophy consistently applied over these periods. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future.

  Due to the nature of the business written by the Company, the exposure to environmental liabilities is relatively small and therefore its reserves are relatively small compared to other types of liabilities. Loss and LAE reserves related to environmental damage and toxic tort liability, included in the reserve for losses and LAE were $50.8 million and $43.2 million, net of reinsurance of $20.2 million and $8.4 million in 1996 and 1995, respectively. During 1995, the Company redefined its environmental liabilities in conformity with new guidelines issued by the NAIC. This had no impact on results of operations. The Company does not specifically underwrite policies that include this coverage, but as case law expands policy provisions and insurers' liability beyond the intended coverage, the Company may be required to defend such claims. During 1995, Hanover performed an actuarial review of its environmental reserves. This resulted in Hanover's providing additional reserves for "IBNR" (incurred but not reported) claims, in addition to existing reserves for reported claims. Although these claims are not material, their existence gives rise to uncertainty and is discussed because of the possibility, however remote, that they may become material. The Company believes that, notwithstanding the evolution of case law expanding liability in environmental claims, recorded reserves related to these claims are adequate. In addition, the Company is not aware of any litigation or pending claims that may result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

  Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation on the Company varies by product. Property and casualty insurance premiums are established before the amount of losses and LAE, and the extent to which inflation may affect such expenses, are known. Consequently, the Company attempts, in establishing rates, to anticipate the potential impact of inflation in the projection of ultimate costs. The impact of inflation has been relatively insignificant in recent years. However, inflation could contribute to increased losses and LAE in the future.

  The Company regularly reviews its reserving techniques, its overall reserving position and its reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information, (iii) historical loss experience of the Company and the industry, (iv) the relatively short-term nature of most policies and (v) internal estimates of required reserves, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on the results of operations.

REINSURANCE

  The Company maintains a reinsurance program designed to protect against large or unusual losses and LAE activity. This includes both excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. The Company determines the appropriate amount of reinsurance based on the Company's evaluation of the risks accepted and analysis prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. The Company has reinsurance for casualty business. Under the 1996 casualty program, the reinsurers are responsible for 100% of the amount of each loss in excess of $1.0 million per occurrence up to $30.5 million for general liability and workers' compensation. Additionally, this reinsurance covers workers' compensation losses in excess of $30.5 million to $60.5 million per occurrence. Under the Company's 1996 catastrophe reinsurance program, Hanover and Citizens retain the first $25.0 million of loss per occurrence, all amounts in excess of $180.0 million per occurrence and 10% of all aggregate loss amounts in excess of $25.0 million up to $180.0 million. In addition, Citizens retains 5% of losses in excess of $10.0 million, up to $25.0 million. In 1996, Citizens purchased aggregate catastrophe coverage which reinsures 90% of $5.0 million for aggregated catastrophe losses in excess of $5.0 million which individually exceed $1.0 million. Under this aggregate catastrophe coverage, Citizens is expected to recover $4.5 million. In the years ended December 31, 1996, 1995 and 1994, the Company did not exceed the minimum catastrophe levels, either individually or in the aggregate, to obtain recovery under its reinsurance agreements, except as described above.

  Effective January 1, 1997, the Company modified its reinsurance program. The 1997 modifications include the purchase of additional casualty reinsurance and higher retention under the Company's catastrophe reinsurance program. Under the 1997 casualty reinsurance program, the Company added a layer which reinsured 100% of each loss in excess of $.5 million up to $1.0 million per occurrence. Under the 1997 catastrophe reinsurance program, Hanover and Citizens retain the first $25.0 million of loss per occurrence and all amounts in excess of $180.0 million per occurrence, 55% of all aggregate loss amounts in excess of $25.0 million up to $45.0 million, and 10% of all aggregate loss amounts in excess of $45.0 million up to $180.0 million. In addition, Citizens retains 5% of losses in excess of $10.0 million, up to $25 million.

  The Company cedes to reinsurers a portion of its risk and pays a fee based upon premiums received on all policies subject to such reinsurance. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company determines the appropriate amount of reinsurance based on evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions (including the availability and pricing of reinsurance). The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on its review of its reinsurers' financial statements and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

  The Company is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, the Company is required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily provided by private insurers. These market mechanisms and pooling arrangements include the Massachusetts Commonwealth Automobile Reinsurers ("CAR"), the Maine Workers' Compensation Residual Market Pool ("MWCRP") and the Michigan Catastrophic Claims Association ("MCCA"). At December 31, 1996, the MCCA and CAR were the only two reinsurers which represented 10% or more of the Company's reinsurance business. As a servicing carrier in Massachusetts, the Company cedes a significant portion of its private passenger and commercial automobile premiums to CAR. Net premiums earned and losses and loss adjustment expenses ceded to CAR for the years ended December 31, 1996, 1995 and 1994 were $38.0 million and $21.8 million, $49.1 million and $33.7 million, and $50.0 million and $29.8 million, respectively.

  From 1988 through 1992, the Company was a servicing carrier in Maine, and ceded a significant portion of its workers' compensation premiums to the Maine Workers' Compensation Residual Market Pool, which is administered by The National Council on Compensation Insurance ("NCCI"). The Company was involved in legal proceedings regarding the MWCRP's deficit which through a legislative settlement issued on June 23, 1995, provided for an initial funding of $220.0 million of which the insurance carriers were responsible for $65.0 million. Hanover paid its allocation of $4.2 million in December 1995. Some of the smaller carriers appealed this decision. The Company's right to recover reinsurance balances for claims properly paid is not at issue in any such proceedings. The Company expects to collect its reinsurance balance; however, funding of the cash flow needs of the MWCRP may in the future be affected by issues related to certain litigation, the outcome of which the Company cannot predict.

  The Company ceded to MCCA premiums earned and losses and loss adjustment expenses in 1996, 1995 and 1994 of $50.5 million and $(52.9) million, $66.8 million and $62.9 million, and $80.0 million and $24.2 million, respectively. Because the MCCA is supported by assessments permitted by statute and all amounts billed by the Company to CAR, MWCRP and MCCA have been paid when due, the Company believes that it has no significant exposure to uncollectible reinsurance balances.

  The reserve for losses and loss adjustment expenses at December 31, 1996 and 1995 is shown gross of recoverable on unpaid losses of $626.9 million and $763.5 million, respectively. The significant decrease in the reinsurance recoverable on unpaid losses is primarily attributable to an overall decrease in reinsurance activity at both Hanover and Citizens. The decrease at Hanover is specifically related to a decrease in ceded losses on its servicing carrier business. The decrease at Citizens in 1996 is due to the MCCA's favorable development on prior year reserves exceeding the losses and LAE incurred during the current year. The aggregate losses and LAE ceded have no impact on the Company's consolidated statements of income. Losses and LAE ceded were $2.2 million, $229.1 million and $160.4 million in 1996, 1995 and 1994, respectively. Ceded premiums earned were $232.6 million, $296.2 million and $291.9 million in 1996, 1995 and 1994, respectively.

INVESTMENT PORTFOLIO

  The Company's investment policy is structured with emphasis on maximizing after tax income while providing liquidity and preserving asset quality. The portfolio is dominated by fixed income securities. The fixed income portfolio maintains a laddered maturity structure with a duration of 5.6 years. The Company continually evaluates credit quality throughout the investment holding period. Approximately 89.0% of the portfolio was invested in debt securities at December 31, 1996, compared to 87.9% at December 31, 1995. At December 31, 1996, $3,110.2 million, or 88.2%, of the debt securities held by the Company were rated by the National Association of Insurance Commissioners ("NAIC") as investment grade (1 or 2). In 1995, $3,179.5 million, or 94.7% of debt securities were rated investment grade. At December 31, 1996, 64.1% of debt securities were tax-exempt investments compared to 64.0% at December 31, 1995. The Company may continue to make adjustments to its taxable and tax-exempt positions in the future to seek to maximize after tax income.

  The Company's investment portfolio increased $142.8 million, to $3,962.4 million at December 31, 1996 from $3,819.6 million at December 31, 1995. Hanover's investment portfolio increased $28.4 million, to $2,357.2 million, and Citizens' investment portfolio increased $114.4 million, to $1,605.2 million. These increases were primarily attributable to the investment of cash provided by operations. Debt Securities increased $171.1 million, to $3,527.6 million, from $3,356.5 million and represented 89.0% and 87.9% of the carrying value of all investments at December 31, 1996 and 1995, respectively. This increase is consistent with the Company's strategy of increasing the level of debt securities in the portfolio which was accomplished, in part, by reducing the level of equities. Tax-exempt securities increased $114.5 million, to $2,261.2 million, from $2,146.7 million during 1996 and represented 64.1% and 64.0% of the total debt securities at December 31, 1996 and 1995, respectively. The Company may make modest extensions in portfolio incremental credit risk and adjustments to its taxable and tax-exempt positions in the future to seek to maximize after tax income.

  At December 31, 1996, $402.9 million, or 10.2% of the investment portfolio was invested in equity securities compared to $438.1 million, or 11.5% at December 31, 1995. Dividend income from equity securities was $9.6 million, or 4.1% of investment income in 1996 as compared to $12.5 million, or 6.0% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, Allmerica P&C's primary source of cash for the payment of dividends to its shareholders is dividends from its insurance subsidiaries. However, dividend payments to Allmerica P&C by its insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid only out of unreserved and unrestricted earned surplus and restrictions on the payment of "extraordinary" dividends, as defined. Based on the 1996 statutory financial statements of Hanover, the maximum dividend that may be paid to Allmerica P&C at January 1, 1997, without prior approval from the New Hampshire Commissioner of Insurance, is $15.4 million, which considers dividends declared to Allmerica P&C of $105.0 million during 1996, including $80.0 million which was declared in December. On January 2, 1997, Hanover declared an extraordinary dividend in the amount of $120.0 million, payable on or after January 21, 1997 to Allmerica P&C. The dividend, which was approved by the New Hampshire Insurance Department on January 9, 1997, is to be paid in a lump sum or in such installments as Allmerica P&C, in its discretion, may determine.

  Sources of cash for the Company's insurance subsidiaries are from premiums collected, investment income and maturing investments. Primary cash outflows are paid losses and loss adjustment expenses, policy acquisition expenses, other underwriting expenses, and investment purchases. Cash outflows related to claim losses and loss adjustment expenses can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements.

  Net cash provided by operating activities for the Company was $110.2 million, $182.1 million and $205.2 million in 1996, 1995 and 1994 respectively. The decrease in net cash provided by operating activities in 1996 is attributable primarily to an increase in underwriting losses during 1996 which resulted in an increase in claims payments. The decrease in net cash provided by operating activities in 1995 is attributable primarily to the timing of cash receipts and payments relating to reinsurance and other accrued expenses.

  Net cash used for investing activities for the Company was $87.6 million and $385.2 million in 1996 and 1995, respectively. In 1994, net cash provided for investing activities was $47.8 million. Cash used for investing activities declined in 1996 due to decreases in cash flow from operations, as well as the decision in 1995 to maintain lower cash balances which resulted in an increase in investing activity during that year. Cash used for investment activities in 1995 increased primarily from increased purchases of debt and equity securities to take advantage of the favorable investment environment during 1995.

  Net cash used for financing activities for the Company was $51.2 million, $39.7 million and $16.6 million in 1996, 1995 and 1994, respectively. These changes primarily reflect incremental increases in share repurchases of 1.2 million shares of the Company's common stock in 1996 compared to 1.0 million shares in 1995 and 0.05 million shares in 1994. In addition, in 1996 a subsidiary of the Company repurchased 0.6 million shares of the subsidiary's common stock compared to 0.2 million shares in 1995.

  Shareholders' equity was $1,608.5 million, or $26.99 per share, at December 31, 1996 compared to $1,509.3 million, or $24.82 per share, at December 31, 1995. Shareholders' equity reflects net income for the year, the repurchase of treasury stock and the impact of a decrease of $6.8 million due to a decrease in the fair values of available-for-sale debt and equity securities. Changes in shareholders' equity related to the unrealized values of underlying portfolio investments will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.

  The Company expects to continue to pay dividends in the foreseeable future. However, payment of future dividends is subject to the Board of Directors' approval and is dependent upon earnings and the financial condition of the Company.

  Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturities, common stock and short-term investments. The Company also has unsecured lines of credit with certain banks to support its commercial paper borrowings. At December 31, 1996, these lines totaled $40.0 million and are subject to annual renewal. There were no borrowings under these lines of credit during 1996. In addition, the holding company's financial structure provides the flexibility to obtain funds externally through debt or equity financing, if needed.

RECENT DEVELOPMENTS

  On February 19, 1997, Allmerica Financial Corporation ("AFC") and Allmerica P&C entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which AFC will acquire all of the outstanding Common Stock, $1.00 par value per share, of Allmerica P&C that it does not already own for consideration consisting of $33.00 per share of Common Stock, subject to adjustment, payable in cash and shares of common stock, par value $0.01 per share, of AFC (the "AFC Common Stock"). In addition, a shareholder of Allmerica P&C may elect to receive the consideration in cash, without interest, or in shares of AFC Common Stock, subject to proration as set forth in the Merger Agreement. The maximum number of shares of AFC Common Stock to be issued in the Merger is approximately 9.67 million shares. The acquisition will be accomplished by merging a newly created, wholly-owned subsidiary of AFC with and into Allmerica P&C (the "Merger") resulting in Allmerica P&C becoming a wholly-owned subsidiary of AFC. Also, immediately prior to the Merger, Allmerica P&C's Certificate of Incorporation will be amended to authorize a new class of Common Stock, one share of which will be exchanged for each share of Common Stock currently held by SMA Financial Corp,. a wholly-owned subsidiary of AFC. The consummation of the Merger is subject to the satisfaction of various conditions, including the approval of regulatory authorities.

  On January 2, 1997, Hanover declared an extraordinary dividend in the amount of $120.0 million, payable on or after January 21, 1997 to Allmerica P&C. The dividend which was approved by the New Hampshire Insurance Department on January 9, 1997, is to be paid in a lump sum or in such installments as Allmerica P&C, in its discretion, may determine.

FORWARD LOOKING STATEMENTS

  The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in the MD&A discussion, the words "believes," "anticipated," "expects" and similar expressions are intended to identify forward-looking statements. See "Important Factors Regarding Forward-Looking Statements" filed herewith as
Exhibit 99.1 and incorporated herein by reference.

  Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company insured in prior years; (iii) heightened competition, including the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors; (iv) adverse state and federal legislation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, and tax treatment of insurance products; (v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (viii) loss or retirement of key executives; (ix) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items; (x) termination of provider contracts or renegotiation at less cost-effective rates or terms of payment; (xi) changes in the Company's liquidity due to changes in asset and liability matching; (xii) restrictions on insurance underwriting, based on certain criteria; (xiii) adverse changes in the ratings obtained by independent rating agencies such as Moody's, Standard & Poor's and A.M. Best.

                                    ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------
Report of Independent Accountants......................................      32
Consolidated Statements of Income for the years ended December 31,
 1996, 1995 and 1994...................................................      34
Consolidated Balance Sheets as of December 31, 1996 and 1995...........      35
Consolidated Statements of Shareholders' Equity for the years ended De-
 cember 31, 1996, 1995
 and 1994..............................................................      36
Consolidated Statements of Cash Flows for the years ended December 31,
 1996, 1995
 and 1994..............................................................      37
Notes to Consolidated Financial Statements.............................   38-57

                    INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                        PAGE(S)
                                                                        -------
Summary of Investments--Other Than Investments in Related Parties.....      78
Condensed Financial Information of the Registrant.....................   79-81
Supplementary Insurance Information...................................   82-84
Reinsurance...........................................................      85
Valuation and Qualifying Accounts.....................................      86
Supplemental Information Concerning Property/Casualty Insurance Opera-
 tions................................................................      87

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Allmerica Property & Casualty Companies, Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Allmerica Property & Casualty Companies, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  The Company adopted certain new accounting pronouncements in 1994 as discussed in Note 1 to the consolidated financial statements.

                                                /s/ Price Waterhouse LLP
                                          -------------------------------------
                                                  PRICE WATERHOUSE LLP

Boston, Massachusetts
February 3, 1997, except as to Notes 1 and 2, which are as of February 19, 1997

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

                      MANAGEMENT REPORT ON RESPONSIBILITY
                            FOR FINANCIAL REPORTING

  The management of Allmerica Property & Casualty Companies, Inc. has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in conformity with generally accepted accounting principles and include amounts based on management's informed estimates and judgments. We believe that these statements present fairly the Company's financial position and results of operations and that the other information contained in the annual report is accurate and consistent with the financial statements.

  Allmerica Property & Casualty Companies, Inc.'s Board of Directors annually appoints independent accountants to perform an audit of its consolidated financial statements. The financial statements have been audited by Price Waterhouse LLP, independent accountants, in accordance with generally accepted auditing standards. Their audit included consideration of the Company's system of internal control in order to determine the audit procedures required to express their opinion on the consolidated financial statements.

  Management of Allmerica Property & Casualty Companies, Inc. has established and maintains a system of internal control that provides reasonable assurance that assets are safeguarded and that transactions are properly authorized and recorded. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors the system of internal control for compliance. Allmerica Property & Casualty Companies, Inc. and its subsidiaries maintain a strong internal audit program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. Management recognizes the inherent limitations in all internal control systems and believes that our system of internal control provides an appropriate balance between the costs and benefits desired. Management believes that the Company's system of internal control provides reasonable assurance that errors or irregularities that would be material to the financial statements are prevented or detected in the normal course of business.

  The Audit Committee of the Board of Directors, composed solely of outside directors, oversees management's discharge of its financial reporting responsibilities. The committee meets periodically with management, our internal auditors and our independent accountants, Price Waterhouse LLP. Both our internal auditors and Price Waterhouse LLP have direct access to the Audit Committee.

  Management recognizes its responsibility for fostering a strong ethical climate. This responsibility is reflected in the Company's policies which address, among other things, potential conflicts of interest; compliance with all domestic and foreign laws including those relating to financial disclosure and the confidentiality of proprietary information. Allmerica Property & Casualty Companies, Inc. maintains a systematic program to assess compliance with these policies.

         /s/ John F. O'Brien                    /s/ Edward J. Parry, III
-------------------------------------     -------------------------------------
           JOHN F. O'BRIEN                        EDWARD J. PARRY, III
    President and Chief Executive            Vice President, Chief Financial
               Officer                       Officer, Treasurer and Principal
                                                    Accounting Officer

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
  Net premiums written...............  $    1,914.4  $    1,885.3  $    1,822.9
  Change in unearned premiums, net of
   prepaid reinsurance premiums......          16.1          22.1          31.6
                                       ------------  ------------  ------------
    Net premiums earned..............       1,898.3       1,863.2       1,791.3
  Net investment income..............         235.4         209.6         202.4
  Net realized gains on investments..          48.1          14.6           3.5
  Other income.......................          11.9           7.7           7.6
                                       ------------  ------------  ------------
      Total revenues.................       2,193.7       2,095.1       2,004.8
                                       ------------  ------------  ------------
EXPENSES
  Losses and loss adjustment
   expenses..........................       1,371.9       1,289.7       1,306.7
  Policy acquisition expenses........         422.6         409.1         390.3
  Other operating expenses...........         190.0         179.4         185.9
  Policyholders' dividends...........          11.5          10.6           8.8
                                       ------------  ------------  ------------
      Total expenses.................       1,996.0       1,888.8       1,891.7
                                       ------------  ------------  ------------
Income before federal income taxes,
 minority interest and cumulative
 effect of a change in accounting....         197.7         206.3         113.1
Federal income tax expense (benefit)
  Current............................          44.4          54.4          24.4
  Deferred...........................          (8.0)         (2.3)        (20.5)
                                       ------------  ------------  ------------
      Total federal income tax
       expense.......................          36.4          52.1           3.9
Income before minority interest and
 cumulative effect of a change in
 accounting..........................         161.3         154.2         109.2
Minority interest....................         (14.9)        (14.1)         (8.0)
                                       ------------  ------------  ------------
Income before cumulative effect of a
 change in accounting................         146.4         140.1         101.2
Cumulative effect of a change in
 accounting..........................           --            --           (2.0)
                                       ------------  ------------  ------------
Net income...........................  $      146.4  $      140.1  $       99.2
                                       ============  ============  ============
PER SHARE DATA
  Income before cumulative effect of
   a change in accounting............  $       2.44  $       2.28  $       1.64
  Cumulative effect of a change in
   accounting........................           --            --          (0.03)
                                       ------------  ------------  ------------
  Net income.........................  $       2.44  $       2.28  $       1.61
                                       ============  ============  ============
Weighted average shares outstanding..          59.9          61.4          61.8
                                       ============  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
                                                        (IN MILLIONS, EXCEPT
                                                           PER SHARE DATA)
ASSETS
Investments:
  Debt securities available-for-sale, at fair value
   (amortized cost of $3,444.7 and $3,237.6)........... $  3,527.6  $  3,356.5
  Equity securities available-for-sale, at fair value
   (cost of $277.3 and $340.8).........................      402.9       438.1
  Other investments, at fair value (cost of $29.3 and
   $20.1)..............................................       31.9        25.0
                                                        ----------  ----------
    Total investments..................................    3,962.4     3,819.6
Cash and cash equivalents..............................       96.9       125.5
Accrued investment income..............................       65.3        64.5
Premiums and notes receivable (less allowance for
 doubtful accounts of $4.5 and $4.6)...................      410.2       400.3
Finance installment receivables........................       29.3        30.2
Reinsurance recoverable on paid and unpaid losses......      669.2       807.4
Prepaid reinsurance premiums...........................       45.5        43.8
Deferred policy acquisition costs......................      164.2       157.5
Deferred federal income taxes..........................       93.2        81.2
Other assets...........................................      167.7       211.8
                                                        ----------  ----------
    Total assets....................................... $  5,703.9  $  5,741.8
                                                        ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Reserve for losses and loss adjustment expenses...... $  2,744.1  $  2,896.0
  Unearned premiums....................................      815.1       797.3
  Reinsurance premiums payable.........................       31.4        42.0
  Commercial paper.....................................       28.0        27.7
  Other liabilities....................................      344.7       340.6
                                                        ----------  ----------
    Total liabilities..................................    3,963.3     4,103.6
                                                        ----------  ----------
Minority interest......................................      132.1       128.9
                                                        ----------  ----------
Commitments and contingencies (Notes 15 and 16)
Shareholders' equity:
  Preferred stock, par value $1.00 per share;
   authorized 20.0 million shares; issued none.........        --          --
  Common stock, par value $1.00 per share; authorized
   90.0 million shares; issued 61.9 million shares.....       61.9        61.9
  Additional paid-in capital...........................       32.0        32.0
  Retained earnings....................................    1,441.8     1,304.9
  Unrealized appreciation on investments, net of
   deferred federal income taxes and minority
   interest............................................      127.1       133.9
  Treasury stock at cost (2.3 million and 1.1 million
   shares).............................................      (54.3)      (23.4)
                                                        ----------  ----------
    Total shareholders' equity.........................    1,608.5     1,509.3
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $  5,703.9  $  5,741.8
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           ----------------------------------
                                              1996        1995        1994
                                           ----------  ----------  ----------
                                                    (IN MILLIONS)
COMMON STOCK
  Balance at beginning and end of year.... $     61.9  $     61.9  $     61.9
                                           ----------  ----------  ----------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning and end of year....       32.0        32.0        32.0
                                           ----------  ----------  ----------
RETAINED EARNINGS
  Balance at beginning of year............    1,304.9     1,174.6     1,085.3
  Net income..............................      146.4       140.1        99.2
  Dividends declared to shareholders......       (9.5)       (9.8)       (9.9)
                                           ----------  ----------  ----------
  Balance at end of year..................    1,441.8     1,304.9     1,174.6
                                           ----------  ----------  ----------
UNREALIZED APPRECIATION (DEPRECIATION) ON
 INVESTMENTS, NET OF DEFERRED FEDERAL
 INCOME TAXES AND MINORITY INTEREST
  Balance at beginning of year............      133.9       (36.3)       25.6
  Cumulative effect of changes in account-
   ing:
   Net appreciation on available-for sale
    debt securities.......................        --          --        149.7
   Provision for deferred federal income
    taxes and minority interest...........        --          --        (59.2)
                                           ----------  ----------  ----------
    Total.................................        --          --         90.5
                                           ----------  ----------  ----------
  Effect of transfer of securities from
   held-to-maturity to available-for-sale:
   Net appreciation on available-for-sale
    debt securities.......................        --          6.0         --
   Provision for deferred federal income
    taxes and minority interest...........        --         (2.3)        --
                                           ----------  ----------  ----------
    Total.................................        --          3.7         --
                                           ----------  ----------  ----------
  Appreciation (depreciation) during the
   year:
   Net appreciation (depreciation) on
    available-for-sale securities.........      (10.0)      277.9      (251.0)
   (Provision) benefit for deferred
    federal income taxes and minority
    interest..............................        3.2      (111.4)       98.6
                                           ----------  ----------  ----------
    Total.................................       (6.8)      166.5      (152.4)
                                           ----------  ----------  ----------
  Balance at end of year..................      127.1       133.9       (36.3)
                                           ----------  ----------  ----------
TREASURY STOCK
  Balance at beginning of year............      (23.4)       (2.5)       (1.8)
  Shares purchased at cost................      (31.0)      (20.9)       (0.7)
  Shares reissued.........................        0.1         --          --
                                           ----------  ----------  ----------
  Balance at end of year..................      (54.3)      (23.4)       (2.5)
                                           ----------  ----------  ----------
    Total shareholders' equity............ $  1,608.5  $  1,509.3  $  1,229.7
                                           ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                               1996         1995        1994
                                            -----------  -----------  ----------
                                                      (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income...............................  $     146.4  $     140.1  $    99.2
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Minority interest.......................         14.9         14.1        8.0
  Cumulative effect of a change in
   accounting.............................          --           --         2.0
  Net realized gains on investments.......        (48.1)       (14.6)      (3.5)
  Deferred federal income tax benefit.....         (8.0)        (2.3)     (20.5)
  Change in assets and liabilities:
   Deferred policy acquisition expenses...         (6.7)        (2.5)     (13.5)
   Premiums and notes receivable, net of
    reinsurance payable...................        (20.5)       (34.3)     (21.4)
   Unearned premiums, net of prepaid
    reinsurance premiums..................         16.1         22.2       31.6
   Reserve for losses and loss adjustment
    expenses, net of reinsurance
    recoverable...........................        (13.7)        27.9       91.9
   Other, net.............................         29.8         31.5       31.4
                                            -----------  -----------  ---------
 Net cash provided by operating
  activities..............................        110.2        182.1      205.2
                                            ===========  ===========  =========
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of available-for-sale
  debt securities.........................      1,252.7      1,131.5      612.5
 Proceeds from available-for-sale debt
  securities maturing or called...........        383.7        290.5      258.3
 Proceeds from held-to-maturity debt
  securities maturing or called...........          --          23.2       46.6
 Proceeds from sale of available-for-sale
  equity securities and other
  investments.............................        194.6        117.9      105.8
 Purchases of available-for-sale debt
  securities..............................     (1,859.9)    (1,707.2)    (826.3)
 Purchases of held-to-maturity debt
  securities..............................          --           --        (4.0)
 Purchases of available-for-sale equity
  securities and other investments........        (84.7)      (203.4)    (154.5)
 Change in net receivable from security
  transactions not settled................         32.4        (31.7)      25.1
 Capital expenditures.....................         (6.4)        (6.0)     (15.7)
                                            -----------  -----------  ---------
 Net cash (used for) provided by investing
  activities..............................        (87.6)      (385.2)      47.8
                                            -----------  -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends paid to shareholders...........         (9.5)        (9.8)      (9.9)
 Commercial paper issued (redeemed), net..          0.3         (5.1)      (6.0)
 Subsidiary treasury stock purchased, at
  cost....................................        (11.1)        (3.9)       --
 Treasury stock purchased, at cost........        (31.0)       (20.9)      (0.7)
 Treasury stock reissued..................          0.1          --         --
                                            -----------  -----------  ---------
 Net cash used for financing activities...        (51.2)       (39.7)     (16.6)
                                            -----------  -----------  ---------
Net (decrease) increase in cash and cash
 equivalents..............................        (28.6)      (242.8)     236.4
Cash and cash equivalents at beginning of
 year.....................................        125.5        368.3      131.9
                                            -----------  -----------  ---------
Cash and cash equivalents at end of year..  $      96.9  $     125.5  $   368.3
                                            ===========  ===========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the year:
 Federal income taxes.....................  $      36.7  $      47.4  $    38.7
 Interest.................................          1.3          1.6        1.6

  The accompanying notes are an integral part of these consolidated financial statements.

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A. Basis of Consolidation

  The consolidated financial statements of Allmerica Property & Casualty Companies, Inc. and subsidiaries (collectively, the Company) at December 31, 1996 include the accounts of Allmerica Property & Casualty Companies, Inc. (Allmerica P&C), a non-insurance holding company; The Hanover Insurance Company (Hanover); Citizens Corporation (CitCorp), a non-insurance holding company, and CitCorp's wholly-owned subsidiaries Citizens Insurance Company of America (Citizens), Citizens Management, Inc., Citizens Insurance Company of Ohio and Citizens Insurance Company of the Midwest; Massachusetts Bay Insurance Company (Mass Bay); The Hanover American Insurance Company (Hanover American); Hanover Lloyd's Insurance Company (Hanover Lloyd's); Hanover Texas Insurance Management Company, Inc. (Hanover Texas); Allmerica Financial Alliance Insurance Company ([AFAIC], formerly The Hanover National Insurance Company [Hanover National]); Allmerica Financial Benefit Insurance Company (AFBIC); Allmerica Financial Insurance Brokers, Inc.; Amgro, Inc. (Amgro), a premium finance company, and Amgro's wholly-owned subsidiary Lloyds Credit Corporation; Allmerica Employees' Insurance Agency (AEIA); and APC Funding Corporation, a special-purpose financing company. The Company owns 100% of Hanover, Allmerica Financial Insurance Brokers, Inc., and APC Funding Corporation. Hanover owns 100% of Mass Bay, Hanover American, Hanover Lloyd's, Hanover Texas, AFAIC, AFBIC, Amgro, and AEIA and approximately 82.5% of the outstanding common stock of CitCorp. Minority interest relates to 17.5% of CitCorp common stock publicly held. First Allmerica Financial Life Insurance Company (FAFLIC, formerly State Mutual Life Assurance Company of America [State Mutual]) indirectly owns 35.5 million shares (59.5%) of Allmerica P&C. Concurrent with FAFLIC's conversion from a mutual life insurance company to a stock life insurance company, FAFLIC became a wholly-owned subsidiary of Allmerica Financial Corporation (AFC) on October 16, 1995.

  On February 19, 1997, AFC and Allmerica P&C entered into an Agreement and Plan of Merger pursuant to which AFC will acquire all of the outstanding Common Stock of Allmerica P&C that it does not already own. Additional information pertaining to the merger is included in Note 2, Proposed Transaction.

  The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles and the general practices within the insurance industry. All significant intercompany transactions and balances have been eliminated in consolidation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 B. Premium Revenue

  Premiums are recognized as earned using the daily pro rata method over the term of the policy. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of the policies in force.

 C. Investments

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that an enterprise classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. SFAS No. 115 also requires that unrealized holding gains and losses for trading securities be included in earnings, while unrealized gains and losses for available-for-sale securities be

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

excluded from earnings and reported as a separate component of shareholders' equity until realized. The effect of implementing SFAS No. 115, as of January 1, 1994, was an increase in the carrying value of debt securities of $149.7 million and an increase in shareholders' equity of $90.5 million, net of deferred federal income taxes, which resulted from changing the carrying value of the debt securities from amortized cost to fair value. The implementation had no effect on net income.

  In November 1995, the Financial Accounting Standards Board issued a Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, which permitted companies to reclassify securities, where appropriate, based on the new guidance. As a result, the Company transferred all of its held-to-maturity category securities, with amortized cost and fair value of $110.3 million and $116.3 million, respectively, to the available-for-sale category, which resulted in a net increase in shareholders' equity of $3.7 million.

  Fair values for debt and equity securities are primarily based on quoted market prices. For securities not actively traded, fair values are estimated using values obtained from independent pricing services.

  Realized gains or losses on the sale of investments, which are included in the determination of net income, are determined on the specific-identification basis using amortized cost for debt securities and cost for equity securities and other investments. Investments with other than temporary declines in fair value are written down to estimated fair value resulting in losses which are recognized as realized losses.

 D. Financial Instruments

  In the normal course of business, the Company enters into transactions involving various types of financial instruments, including investments in debt and equity securities. These instruments involve credit risk and also may be subject to risk of loss due to currency and interest rate fluctuations. Financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value, unless otherwise indicated in the notes to consolidated financial statements.

 E. Cash and Cash Equivalents

  Cash and cash equivalents includes cash on hand, amounts due from banks and highly liquid short-term investments. The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

 F. Deferred Policy Acquisition Expenses

  Deferred policy acquisition expenses consist of commissions, premium taxes, and other costs that vary with and are primarily related to the production of new and renewal business. The deferral is subject to ultimate recoverability and charged to expense over the period in which the related premiums are earned. Deferred policy acquisition expenses are reviewed to determine that they do not exceed recoverable amounts after considering anticipated investment income. The Company evaluates recoverability of premium deficiencies separately for Hanover and Citizens on a product line basis, considering expected investment income applied separately for Hanover and Citizens on a product line basis.

  Although realization of deferred policy acquisition costs is not assured, management believes it is more likely than not that all these costs will be realized. The amount of deferred policy acquisition costs considered realizable, however, could be reduced in the near term if the estimates of investment income discussed above are reduced, and this would impact the amortization of deferred policy acquisition costs.

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

 G. Reserve for Losses and Loss Adjustment Expenses

  The reserve for losses and loss adjustment expenses (LAE) represents the accumulation of individual case estimates for reported losses and actuarial estimates for incurred but not reported losses and LAE. Assumed reserves are recorded as reported by the ceding organization. The reserve for losses and LAE is intended to cover the ultimate net cost of all losses and LAE incurred through the balance sheet date. In establishing these reserves, consideration is given to both current conditions and trends as well as past Company and industry experience. The reserve is stated gross of reinsurance ceded and net of anticipated salvage and subrogation recoverable. The reserve estimates are continually reviewed and updated. The ultimate liability of claims may vary from the current estimate. The effects of changes in the estimated reserve are included in the results of operations in the period in which the estimates are revised.

  The Company periodically purchases annuity contracts from various life insurance companies to settle claims currently. The present value of such annuities, where the Company remains primarily liable, is recorded in the accounts of the Company as both an other asset and other liability and amounted to $51.6 million and $49.7 million at December 31, 1996 and 1995, respectively.

 H. Federal Income Taxes

  The Company and its subsidiaries file a consolidated tax return. Current taxes are allocated among all affiliated companies based on a written tax sharing agreement. Under this agreement, allocations are made primarily on a separate return basis with current payment for losses and other tax items utilized in the consolidated return.

  Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). These differences result primarily from loss reserves, policy acquisition expenses, unearned premiums and unrealized appreciation or depreciation on investments.

 I. Earnings Per Share

  Earnings per share are based on a weighted average of the number of shares outstanding. On December 27, 1994, the Board of Directors of the Company authorized the repurchase of up to three million shares, or nearly five percent of its outstanding common stock. During 1996, 1995 and 1994, the Company purchased 1.2 million, 1.0 million and 0.05 million shares, respectively for the purpose of funding current and future stock option awards and for other purposes.

 J. Accounting Change

  The cumulative effect of a change in accounting for postemployment benefits was $2.0 million, net of federal income taxes, or $0.03 per share for the year ended December 31, 1994.

 K. Reclassification

  Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements in order to conform to the 1996 presentation.

2. PROPOSED TRANSACTION

  On February 19, 1997, AFC and Allmerica P&C entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which AFC will acquire all of the outstanding Common Stock, $1.00 par

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

value per share, of Allmerica P&C that it does not already own for consideration consisting of $33.00 per share of Common Stock, subject to adjustment, payable in cash and shares of common stock, par value $0.01 per share, of AFC (the "AFC Common Stock"). In addition, a shareholder of Allmerica P&C may elect to receive the consideration in cash, without interest, or in shares of AFC Common Stock, subject to proration as set forth in the Merger Agreement. The maximum number of shares of AFC Common Stock to be issued in the Merger is approximately 9.67 million shares. The acquisition will be accomplished by merging a newly created, wholly-owned subsidiary of AFC with and into Allmerica P&C (the "Merger") resulting in Allmerica P&C becoming a wholly-owned subsidiary of AFC. Also, immediately prior to the Merger, Allmerica P&C's Certificate of Incorporation will be amended to authorize a new class of Common Stock, one share of which will be exchanged for each share of Common Stock currently held by SMA Financial Corp., a wholly-owned subsidiary of AFC. The consummation of the Merger is subject to the satisfaction of various conditions, including the approval of regulatory authorities.

3. BASIS OF PRESENTATION

  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP), which may vary in certain respects from statutory accounting practices followed by the Company that are prescribed or permitted by the New Hampshire Insurance Department and Michigan Insurance Bureau.

  A reconciliation of the Company's statutory net income and surplus to GAAP net income and shareholders' equity is as follows:

                                                      FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN MILLIONS)
   NET INCOME
   Statutory net income..........................  $  155.3  $  155.3     $79.9
     Non-insurance company net loss..............      (1.3)     (0.7)      --
     Minority interest...........................     (14.9)    (14.1)     (8.0)
     Deferred policy acquisition expenses........       6.7       2.5      13.6
     Cumulative effect of a change in accounting
      for postemployment benefits................       --        --       (2.0)
     Postretirement benefits.....................       4.3      (0.9)     (1.4)
     Deferred federal income tax benefit.........       8.0       2.3      20.5
     Other, net..................................     (11.7)     (4.3)     (3.4)
                                                   --------  --------  --------
   GAAP net income...............................  $  146.4  $  140.1     $99.2
                                                   ========  ========  ========
   SHAREHOLDERS' EQUITY
   Statutory surplus.............................  $1,201.6  $1,128.4  $  974.3
     Non-insurance company equity................      86.5      23.3      15.5
     Deferred policy acquisition expenses........     164.2     157.5     155.0
     Non-admitted assets and statutory reserves..      35.4      71.3      41.0
     Deferred federal income taxes...............      92.7      81.2     189.1
     Postretirement benefit obligation...........     (31.6)    (36.0)    (35.1)
     Minority interest...........................     (22.8)    (33.9)    (20.7)
     Fair value of available-for-sale debt
      securities greater than (less than)
      statutory carrying value...................      82.9     118.9     (87.4)
     Other, net..................................      (0.4)     (1.4)     (2.0)
                                                   --------  --------  --------
   GAAP shareholders' equity.....................  $1,608.5  $1,509.3  $1,229.7
                                                   ========  ========  ========

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

4. INVESTMENTS

 Summary of Investments

  The Company accounts for its investments, all of which are classified as available-for-sale, in accordance with the provisions of SFAS No. 115. The amortized cost and fair value of available-for-sale investments are as follows:

                                               DECEMBER 31 , 1996
                                  --------------------------------------------
                                  AMORTIZED  UNREALIZED   UNREALIZED    FAIR
                                    COST    APPRECIATION DEPRECIATION  VALUE
                                  --------- ------------ ------------ --------
                                                 (IN MILLIONS)
   U.S. government obligations... $  166.9     $  7.5       $ (0.1)   $  174.3
   States and political subdivi-
    sions........................  2,220.8       48.0         (7.7)    2,261.1
   Foreign governments...........     10.1        1.7          --         11.8
   Corporate debt securities.....    892.0       34.7         (2.0)      924.7
   Mortgage-backed securities....    154.9        1.3         (0.5)      155.7
                                  --------     ------       ------    --------
     Total debt securities....... $3,444.7     $ 93.2       $(10.3)   $3,527.6
                                  --------     ------       ------    --------
   Equity securities............. $  277.3     $125.7       $ (0.1)   $  402.9
                                  ========     ======       ======    ========
                                               DECEMBER 31 , 1995
                                  --------------------------------------------
                                  AMORTIZED  UNREALIZED   UNREALIZED    FAIR
                                    COST    APPRECIATION DEPRECIATION  VALUE
                                  --------- ------------ ------------ --------
                                                 (IN MILLIONS)
   U.S. government obligations... $  229.5     $ 16.4       $  --     $  245.9
   States and political subdivi-
    sions........................  2,099.2       60.6         (3.9)    2,155.9
   Foreign governments...........     19.7        1.9          --         21.6
   Corporate debt securities.....    702.0       41.2         (1.5)      741.7
   Mortgage-backed securities....    187.2        4.2          --        191.4
                                  --------     ------       ------    --------
     Total debt securities....... $3,237.6     $124.3       $ (5.4)   $3,356.5
                                  --------     ------       ------    --------
   Equity securities............. $  340.8     $ 98.5       $ (1.2)   $  438.1
                                  ========     ======       ======    ========

  Debt securities with an amortized cost of $82.8 million were on deposit with various states or governmental authorities at December 31, 1996.

  Unrealized gains and losses on available-for-sale securities are summarized as follows:

                                                    FOR THE YEAR ENDED
                                                     DECEMBER 31, 1996
                                              -------------------------------
                                                            EQUITY
                                                 DEBT     SECURITIES
                                              SECURITIES AND OTHER (1) TOTAL
                                              ---------- ------------- ------
                                                       (IN MILLIONS)
   Net appreciation, beginning of year.......   $71.7        $62.2     $133.9
   Net (depreciation) appreciation on
    available-for-sale securities............   (36.0)        26.0      (10.0)
   Provision (benefit) for deferred federal
    income taxes and minority interest.......    13.8        (10.6)       3.2
                                                -----        -----     ------
   Net appreciation, end of year.............   $49.5        $77.6     $127.1
                                                =====        =====     ======

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

                                                     FOR THE YEAR ENDED
                                                      DECEMBER 31, 1995
                                               -------------------------------
                                                             EQUITY
                                                  DEBT     SECURITIES
                                               SECURITIES AND OTHER (1) TOTAL
                                               ---------- ------------- ------
                                                        (IN MILLIONS)
   Net (depreciation) appreciation, beginning
    of year..................................    $(51.9)      $15.6     $(36.3)
   Effect of transfer of securities between
    classifications:
     Net appreciation on available-for-sale
      debt securities........................       6.0         --         6.0
     Provision for deferred federal income
      taxes and minority interest............      (2.3)        --        (2.3)
                                                 ------       -----     ------
                                                    3.7         --         3.7
                                                 ------       -----     ------
   Net appreciation on available-for-sale
    securities...............................     199.8        78.1      277.9
   Provision for deferred federal income
    taxes and minority interest..............     (79.9)      (31.5)    (111.4)
                                                 ------       -----     ------
                                                  119.9        46.6      166.5
                                                 ------       -----     ------
   Net appreciation, end of year.............    $ 71.7       $62.2     $133.9
                                                 ======       =====     ======
                                                     FOR THE YEAR ENDED
                                                      DECEMBER 31, 1994
                                               -------------------------------
                                                             EQUITY
                                                  DEBT     SECURITIES
                                               SECURITIES AND OTHER (1) TOTAL
                                               ---------- ------------- ------
                                                        (IN MILLIONS)
   Net appreciation, beginning of year.......    $  --        $25.6     $ 25.6
                                                 ------       -----     ------
   Cumulative effect of accounting change:
     Net appreciation on available-for-sale
      securities.............................     149.7         --       149.7
     Provision for deferred federal income
      taxes and minority interest............     (59.2)        --       (59.2)
                                                 ------       -----     ------
                                                   90.5         --        90.5
                                                 ------       -----     ------
   Net depreciation on available-for-sale
    securities...............................    (237.0)      (14.0)    (251.0)
   Benefit for deferred federal income taxes
    and minority interest....................      94.6         4.0       98.6
                                                 ------       -----     ------
                                                 (142.4)      (10.0)    (152.4)
                                                 ------       -----     ------
   Net (depreciation) appreciation, end of
    year.....................................    $(51.9)      $15.6     $(36.3)
                                                 ======       =====     ======

--------
(1) Includes net (depreciation) appreciation on other investments, net of deferred federal income taxes and minority interest of $(1.4) million, $2.3 million and $1.0 million in 1996, 1995 and 1994, respectively.

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

 Expected Maturities of Debt Securities

  The amortized cost and fair value of debt securities, by contractual maturity are as follows:

                                                             DECEMBER 31, 1996
                                                             ------------------
                                                             AMORTIZED   FAIR
                                                               COST     VALUE
                                                             --------- --------
                                                               (IN MILLIONS)
   Due in one year or less.................................. $  155.6  $  156.8
   Due after one year through five years....................    918.0     956.2
   Due after five years through ten years...................    852.0     873.1
   Due after ten years......................................  1,519.1   1,541.5
                                                             --------  --------
                                                             $3,444.7  $3,527.6
                                                             ========  ========

  Mortgage-backed securities are included above in the category representing their ultimate maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 Net Investment Income

  The following is a summary of the sources of net investment income:

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
                                                            (IN MILLIONS)
   Debt securities...................................... $215.5  $191.8  $193.1
   Equity securities....................................    9.6    12.5     8.6
   Other investments....................................   12.9     2.9     2.2
   Cash and cash equivalents............................    5.8    11.0     5.6
                                                         ------  ------  ------
     Total investment income............................  243.8   218.2   209.5
   Investment expenses..................................   (8.4)   (8.6)   (7.1)
                                                         ------  ------  ------
   Net investment income................................ $235.4  $209.6  $202.4
                                                         ======  ======  ======

  Included in income from other investments was income from limited partnerships of $10.0 million for the year ended 1996. The Company had no income from limited partnerships for the years ended December 31, 1995 and 1994.

  At December 31, 1996, fixed maturities with a carrying value of $1.9 million were non-income producing for the twelve months ended December 31, 1996. The Company had a concentration in U.S. treasuries at December 31, 1996 that exceeded 10% of shareholders' equity at December 31, 1996.

 Net Realized Gains and Losses

  Realized gains and losses were as follows:

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                        ----------------------
                                                         1996    1995    1994
                                                        ------  ------  ------
                                                           (IN MILLIONS)
   Debt securities..................................... $ (4.8) $ (3.9) $ (9.0)
   Equity securities...................................   52.5    16.2    12.3
   Other investments...................................    0.4     2.3     0.2
                                                        ------  ------  ------
     Net realized investment gains..................... $ 48.1  $ 14.6  $  3.5
                                                        ======  ======  ======

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

 Voluntary Sales and Related Gross Gains and Gross Losses on Available-for-Sale Securities

  Proceeds from voluntary sales of debt securities in 1996, 1995 and 1994 were $1,252.7 million, $1,131.5 million and $612.5 million, respectively. Gross gains in 1996, 1995 and 1994 of $8.9 million, $13.7 million and $5.8 million were realized on those sales, respectively. Gross losses in 1996, 1995 and 1994 of $13.6 million, $16.5 million and $14.8 million were realized on those sales, respectively. Proceeds from voluntary sales of equity securities in 1996, 1995, and 1994 were $191.5 million, $112.7 million, and $105.1 million, respectively. Gross gains in 1996, 1995 and 1994 were $53.5 million, $22.7 million and $16.6 million, respectively. Gross losses in 1996, 1995 and 1994 were $1.0 million, $6.5 million and $4.3 million, respectively.

5. DEFERRED POLICY ACQUISITION EXPENSES

  The following reflects the amounts of policy acquisition expenses deferred and amortized:

                                                        FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
                                                           (IN MILLIONS)
   Balance, beginning of year........................ $ 157.5  $ 155.0  $ 141.4
   Amortization expense..............................  (422.6)  (409.1)  (390.3)
   Acquisition expenses deferred.....................   429.3    411.6    403.9
                                                      -------  -------  -------
   Balance, end of year.............................. $ 164.2  $ 157.5  $ 155.0
                                                      =======  =======  =======

  Deferred acquisition costs are reviewed for each product to determine if they are recoverable. If such costs are determined to be unrecoverable, they are expensed at the time of determination. The Company evaluates recoverability of premium deficiencies separately for Hanover and Citizens on a product line basis, considering expected investment income applied separately for Hanover and Citizens on a product line basis. Deferred policy acquisition expenses were reduced by $3.8 million, $3.6 million and $3.7 million in 1996, 1995 and 1994, respectively, due to premium deficiencies.

6. COMMERCIAL PAPER

  A comparative summary of commercial paper is as follows:

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
                                                                 (IN MILLIONS)
   Face amount.................................................. $ 28.2  $ 27.9
   Discount.....................................................   (0.2)   (0.2)
                                                                 ------  ------
                                                                 $ 28.0  $ 27.7
                                                                 ======  ======

  Commercial paper normally matures within 90 days and had a weighted average interest rate of 5.5% and 5.8% at December 31, 1996 and 1995, respectively. Interest expense was $1.3 million, $1.6 million and $1.6 million in 1996, 1995 and 1994, respectively.

  The Company has unsecured lines of credit with certain banks. At December 31, 1996, these lines totaled $40.0 million, of which $12 million was available for borrowing. Under the terms of these agreements, the Company may borrow funds on a short-term basis at the prevailing prime interest rate. The Company is required to pay annual commitment fees of 0.07% on the unused portion of its lines of credit. These lines are subject to annual renewal in 1997.

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

7. FEDERAL INCOME TAXES

  Provision for federal income taxes have been calculated in accordance with the provision of SFAS No. 109. A summary of the federal expense (benefit) in the consolidated statements of income is as follows:

                                                         FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------  ------  -------
                                                            (IN MILLIONS)
   Current............................................. $ 44.4  $ 54.4  $  24.4
   Deferred............................................   (8.0)   (2.3)   (20.5)
                                                        ------  ------  -------
     Total............................................. $ 36.4  $ 52.1  $   3.9
                                                        ======  ======  =======

  Deferred federal income tax assets and liabilities are comprised of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
                                                                  (IN MILLIONS)
   DEFERRED FEDERAL INCOME TAX ASSETS
   Discount of reserve for losses and loss adjustment expenses... $128.2 $125.3
   Unearned premiums.............................................   53.9   52.7
   Alternative minimum tax.......................................   16.3    9.8
   Postretirement benefits.......................................   15.4   16.4
   Pension benefits..............................................    9.7    7.3
   Other.........................................................    8.8   11.7
                                                                  ------ ------
     Total deferred federal income tax assets....................  232.3  223.2
                                                                  ====== ======
   DEFERRED FEDERAL INCOME TAX LIABILITIES
   Deferred policy acquisition expenses..........................   57.5   55.1
   Unrealized appreciation on available-for-sale securities......   73.4   77.4
   Other.........................................................    8.2    9.5
                                                                  ------ ------
     Total deferred federal income tax liabilities...............  139.1  142.0
                                                                  ------ ------
   Net deferred federal income tax asset......................... $ 93.2 $ 81.2
                                                                  ====== ======

  Management believes, based on the Company's recent earnings history and its future expectations, that the Company's taxable income in future years will be sufficient to realize all deferred tax assets. In determining the adequacy of future income, management considered the future reversal of its existing temporary differences and available tax planning strategies that could be implemented, if necessary.

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

  The provision for federal income tax expense differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to income before federal income taxes. The sources of the difference and the tax effects of each were as follows:

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
                                                            (IN MILLIONS)
   Tax provision at statutory rate...................... $ 69.2  $ 72.2  $ 39.6
   Tax-exempt interest..................................  (35.3)  (32.2)  (35.8)
   Dividends received...................................   (1.6)   (2.3)   (1.6)
   Changes in tax reserve estimates.....................    --     12.8     --
   Other, net...........................................    4.1     1.6     1.7
                                                         ------  ------  ------
   Federal income tax expense........................... $ 36.4  $ 52.1  $  3.9
                                                         ======  ======  ======
   Effective tax rate...................................   18.4%   25.3%    3.5%
                                                         ======  ======  ======

  The Company's federal income tax returns are routinely audited by the IRS, and provisions are made in the financial statements in anticipation of the results of these audits. The IRS has examined the Company's federal income tax returns through 1991. The Company is currently considering its response to certain adjustments proposed by the IRS with respect to the Company's federal income tax returns for the years 1989 through 1991. If upheld, these adjustments would result in additional payments; however, the Company will vigorously defend its position with respect to these adjustments. In management's opinion, adequate tax liabilities have been established for all years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company's ultimate liability are revised.

8. REINSURANCE

  The Company maintains a reinsurance program designed to protect against large or unusual losses and LAE activity. This includes both excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. The Company determines the appropriate amount of reinsurance based on the Company's evaluation of the risks accepted and analysis prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. The Company has reinsurance for casualty business. Under the 1996 casualty program, the reinsurers are responsible for 100% of the amount of each loss in excess of $1.0 million per occurrence up to $30.5 million for general liability and workers' compensation. Additionally, this reinsurance covers workers' compensation losses in excess of $30.5 million to $60.5 million per occurrence. Under the Company's 1996 catastrophe reinsurance program, Hanover and Citizens retain the first $25.0 million of loss per occurrence, all amounts in excess of $180.0 million per occurrence and 10% of all aggregate loss amounts in excess of $25.0 million up to $180.0 million. In addition, Citizens retains 5% of losses in excess of $10.0 million, up to $25.0 million. In 1996, Citizens purchased aggregate catastrophe coverage which reinsures 90% of $5.0 million for aggregated catastrophe losses in excess of $5.0 million which individually exceed $1.0 million. Under this aggregate catastrophe coverage, Citizens is expected to recover $4.5 million. In the years ended December 31, 1996, 1995 and 1994, the Company did not exceed the minimum catastrophe levels, either individually or in the aggregate, to obtain recovery under its reinsurance agreements, except as described above.

  The Company cedes to reinsurers a portion of its risk and pays a fee based upon premiums received on all policies subject to such reinsurance. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

Company determines the appropriate amount of reinsurance based on evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions (including the availability and pricing of reinsurance). The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on its review of its reinsurers' financial statements and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

  The Company is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, the Company is required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily provided by private insurers. These market mechanisms and pooling arrangements include the Massachusetts Commonwealth Automobile Reinsurers ("CAR"), the Maine Workers' Compensation Residual Market Pool ("MWCRP") and the Michigan Catastrophic Claims Association ("MCCA"). At December 31, 1996, the MCCA and CAR were the only two reinsurers which represented 10% or more of the Company's reinsurance business. As a servicing carrier in Massachusetts, the Company cedes a significant portion of its private passenger and commercial automobile premiums to CAR. Net premiums earned and losses and loss adjustment expenses ceded to CAR for the years ended December 31, 1996, 1995 and 1994 were $38.0 million and $21.8 million, $49.1 million and $33.7 million, and $50.0 million and $29.8 million, respectively.

  From 1988 through 1992, the Company was a servicing carrier in Maine, and ceded a significant portion of its workers' compensation premiums to the Maine Workers' Compensation Residual Market Pool, which is administered by The National Council on Compensation Insurance ("NCCI"). The Company is currently involved in legal proceedings regarding the MWCRP's deficit which through a legislated settlement issued on June 23, 1995 provided for an initial funding of $220.0 million, of which the insurance carriers were responsible for $65.0 million. Hanover paid its allocation of $4.2 million in December 1995. Some of the smaller carriers appealed this decision. The Company's right to recover reinsurance balances for claims properly paid is not at issue in any such proceedings. The Company expects to collect its reinsurance balance; however, funding of the cash flow needs of the MWCRP may in the future be affected by issues related to certain litigation, the outcome of which the Company cannot predict.

  The Company ceded to MCCA premiums earned and losses and loss adjustment expenses for the years ended December 31, 1996, 1995 and 1994 of $50.5 million and $(52.9) million, $66.8 million and $62.9 million, and $80.0 million and $24.2 million, respectively. Because the MCCA is supported by assessments permitted by statute, and all amounts billed by the Company to CAR, MWCRP and MCCA have been paid when due, the Company believes that it has no significant exposure to uncollectible reinsurance balances.

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

  Net written and earned premiums and losses and LAE incurred included reinsurance activity as follows:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
                                                      (IN MILLIONS)
   NET PREMIUMS WRITTEN
   Direct................................... $  2,039.7  $  2,039.4  $  1,992.4
   Assumed..................................      108.7       125.0       128.6
   Ceded....................................     (234.0)     (279.1)     (298.1)
                                             ----------  ----------  ----------
   Net premiums written..................... $  1,914.4  $  1,885.3  $  1,822.9
                                             ==========  ==========  ==========
   NET PREMIUMS EARNED
   Direct................................... $  2,018.5  $  2,021.7  $  1,967.1
   Assumed..................................      112.4       137.7       116.1
   Ceded....................................     (232.6)     (296.2)     (291.9)
                                             ----------  ----------  ----------
   Net premiums earned...................... $  1,898.3  $  1,863.2  $  1,791.3
                                             ==========  ==========  ==========
   LOSSES AND LAE INCURRED
   Direct................................... $  1,288.3  $  1,372.7  $  1,364.4
   Assumed..................................       85.8       146.1       102.7
   Ceded....................................       (2.2)     (229.1)     (160.4)
                                             ----------  ----------  ----------
   Losses and LAE incurred.................. $  1,371.9  $  1,289.7  $  1,306.7
                                             ==========  ==========  ==========

  Reinsurance recoverable on paid and unpaid losses and ceded prepaid premiums were as follows:

                                                         DECEMBER 31, 1996
                                                   -----------------------------
                                                   UNPAID  PAID         PREPAID
                                                   LOSSES LOSSES TOTAL  PREMIUMS
                                                   ------ ------ ------ --------
                                                           (IN MILLIONS)
   MCCA........................................... $287.7 $ 4.3  $292.0  $ --
   NCCI...........................................   63.0   6.0    69.0    --
   CAR............................................   64.9  10.1    75.0   17.4
   Other..........................................  211.3  21.9   233.2   28.1
                                                   ------ -----  ------  -----
     Total........................................ $626.9 $42.3  $669.2  $45.5
                                                   ====== =====  ======  =====
                                                         DECEMBER 31, 1995
                                                   -----------------------------
                                                   UNPAID  PAID         PREPAID
                                                   LOSSES LOSSES TOTAL  PREMIUMS
                                                   ------ ------ ------ --------
                                                           (IN MILLIONS)
   MCCA........................................... $353.3 $ 1.7  $355.0  $ --
   NCCI...........................................   96.0   6.6   102.6    --
   CAR............................................   62.7  20.7    83.4   18.7
   Other..........................................  251.5  14.9   266.4   25.1
                                                   ------ -----  ------  -----
     Total........................................ $763.5 $43.9  $807.4  $43.8
                                                   ====== =====  ======  =====

9. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

  The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in results of operations in the year such changes are determined to be needed and recorded.

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

  The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE for the years ended December 31, as follows:

                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (IN MILLIONS)
   Reserve for losses and LAE, beginning of
    year........................................  $2,896.0  $2,821.7  $2,717.3
   Incurred losses and LAE, net of reinsurance
    recoverable:
     Provision for insured events of current
      year......................................   1,513.3   1,427.3   1,434.8
     Decrease in provision for insured events of
      prior years...............................    (141.4)   (137.6)   (128.1)
                                                  --------  --------  --------
       Total incurred losses and LAE............   1,371.9   1,289.7   1,306.7
                                                  --------  --------  --------
   Payments, net of reinsurance recoverable:
     Losses and LAE attributable to insured
      events of current year....................     759.6     652.2     650.2
     Losses and LAE attributable to insured
      events of prior years.....................     627.6     614.3     566.9
                                                  --------  --------  --------
       Total payments...........................   1,387.2   1,266.5   1,217.1
                                                  --------  --------  --------
   Change in reinsurance recoverable on unpaid
    losses......................................    (136.6)     51.1      14.8
                                                  --------  --------  --------
   Reserve for losses and LAE, end of year......  $2,744.1  $2,896.0  $2,821.7
                                                  ========  ========  ========

  As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $141.4 million, $137.6 million and $128.1 million in 1996, 1995, and 1994, respectively. The increase in favorable development on prior years' reserves of $3.8 million in 1996 results primarily from an $11.4 million increase in favorable development at Citizens. The increase in Citizens' favorable development of $11.4 million in 1996 reflects improved severity in the personal automobile line, where favorable development increased $28.6 million to $33.0 million in 1996, partially offset by less favorable development in the workers' compensation line. In 1995, the workers' compensation line had favorable development of $32.7 million, primarily as a result of Citizens re-estimating reserves to reflect the new claims cost management programs and the Michigan Supreme Court ruling, which decreases the maximum to be paid for indemnity cases on all existing and future claims. In 1996, the favorable development in the workers' compensation line of $21.8 million also reflected these developments. Hanover's favorable development, including voluntary and involuntary pools, decreased $7.7 million in 1996 to $82.9 million, primarily attributable to a decrease in favorable development in the workers' compensation line of $19.8. This decrease is primarily attributable to a re-estimate of reserves with respect to certain types of workers' compensation policies including large deductibles and excess of loss policies. In addition, during 1995 Hanover refined its estimation of unallocated loss adjustment expenses which increased favorable development in that year. Favorable development in the personal automobile line also decreased $4.7 million, to $42.4 million in 1996. These decreases were offset by increases in favorable development of $1.9 million and $5.6 million, to $12.6 million and $5.7 million, in the commercial automobile and commercial multiple peril lines, respectively. Favorable development in other lines increased by $8.8 million, primarily as a result of environmental reserve strengthening in 1995. Favorable development in Hanover's voluntary and involuntary pools increased $3.7 million to $4.1 million during 1996.

  The increase in favorable development on prior years' reserves of $9.5 million in 1995 results primarily from a $34.6 million increase in favorable development at Citizens. Favorable development in Citizens' personal automobile and workers' compensation lines increased $16.6 million and $15.5 million, to favorable development of $4.4 million and $32.7 million, respectively, due to the aforementioned change in claims cost management and the Michigan Supreme Court ruling. Hanover's favorable development, not including the effect of voluntary and involuntary pools, was relatively unchanged at $90.2 million in 1995 compared to $91.7 million

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

in 1994. Favorable development in Hanover's workers' compensation line increased $27.7 million to $31.0 million during 1995. This was offset by decreases of $14.6 million and $12.6 million, to $45.5 million and $0.1 million, in the personal automobile and commercial multiple peril lines, respectively. Favorable development in Hanover's voluntary and involuntary pools decreased $23.6 million to $0.4 million during 1995.

  This favorable development reflects the Company's reserving philosophy consistently applied over these periods. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future.

  Due to the nature of the business written by the Company, the exposure to environmental liabilities is relatively small and therefore its reserves are relatively small compared to other types of liabilities. Loss and LAE reserves related to environmental damage and toxic tort liability, included in the reserve for losses and LAE were $50.8 million and $43.2 million, net of reinsurance of $20.2 million and $8.4 million in 1996 and 1995, respectively. During 1995, the Company redefined its environmental liabilities in conformity with new guidelines issued by the NAIC. This had no impact on results of operations. The Company does not specifically underwrite policies that include this coverage, but as case law expands policy provisions and insurers' liability beyond the intended coverage, the Company may be required to defend such claims. During 1995, Hanover performed an actuarial review of its environmental reserves. This resulted in Hanover's providing additional reserves for "IBNR" (incurred but not reported) claims, in addition to existing reserves for reported claims. Although these claims are not material, their existence gives rise to uncertainty and is discussed because of the possibility, however remote, that they may become material. The Company believes that, notwithstanding the evolution of case law expanding liability in environmental claims, recorded reserves related to these claims are adequate. In addition, the Company is not aware of any litigation or pending claims that may result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

10. PENSION PLANS

  The Company provides retirement benefits to substantially all of its employees, under two separate defined benefit pension plans. Through December 31, 1994, retirement benefits were based primarily on employees' years of service and compensation during the highest five consecutive plan years of employment. Benefits under this defined benefit formula were frozen for most employees effective December 31, 1994. In their place, the Company adopted a defined benefit cash balance formula, under which the Company annually provides a contribution to each eligible employee as a percentage of that employee's salary, similar to a defined contribution plan arrangement. The 1996 and 1995 contributions were based on 7% of each eligible employee's salary. The Company's policy for the plans is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

  Net pension expense included the following components:

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                          ---------------------
                                                           1996    1995   1994
                                                          ------  ------  -----
                                                             (IN MILLIONS)
   Service cost--benefits earned......................... $ 11.0  $ 10.9  $ 6.4
   Interest cost on projected benefit obligation.........    8.2     6.7    6.4
   Actual return on plan assets..........................  (12.2)  (29.3)  (0.7)
   Net amortization and deferral.........................   (0.4)   19.2   (6.7)
                                                          ------  ------  -----
     Net pension expense................................. $  6.6  $  7.5  $ 5.4
                                                          ======  ======  =====

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

  The following table summarizes the combined funded status of the two pension plans and the amounts recognized in the Company's financial statements.

                                                                DECEMBER 31,
                                                                --------------
                                                                 1996    1995
                                                                ------  ------
                                                                (IN MILLIONS)
   ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS
   Vested benefit obligation................................... $118.9  $116.4
   Unvested benefit obligation.................................    4.1     2.6
                                                                ------  ------
     Accumulated benefit obligation............................ $123.0  $119.0
                                                                ======  ======
   PENSION LIABILITY INCLUDED IN CONSOLIDATED BALANCE SHEETS
   Projected benefit obligation................................ $132.5  $130.5
   Plan assets at fair value...................................  122.0   114.5
                                                                ------  ------
     Plan assets less than projected benefit obligation........  (10.5)  (16.0)
   Unrecognized net loss from past experience..................    3.0    22.4
   Unrecognized prior service benefit..........................  (14.3)  (17.8)
   Unamortized transition asset................................   (9.1)   (9.6)
                                                                ------  ------
     Net pension liability..................................... $(30.9) $(21.0)
                                                                ======  ======

  Determination of the projected benefit obligations was based on a weighted average discount rate of 7.0% at December 31, 1996 and 1995. The assumed long-term rate of return on plan assets was 9% for both years. The actuarial present value of the projected benefit obligations was determined using assumed rates of increase in future compensation levels of 5.5% to 6.5%. Plan assets are invested primarily in various separate accounts and the general account of FAFLIC. The plans also hold stock of AFC. At December 31, 1996 and 1995, each plan's projected benefit obligation exceeded its plans assets.

  The Company's major subsidiaries, The Hanover Insurance Company and Citizens Insurance Company of America, have 401(k) and incentive compensation plans for their eligible employees. The Company also had a profit sharing plan which was discontinued in 1994 and a match feature was added to the continuing 401(k) plan. The total cost of the incentive compensation plans in 1996, 1995 and 1994 was $3.2 million, $3.0 million and $3.8 million, respectively. The total cost under the profit sharing and 401(k) plans in 1996, 1995 and 1994 was $4.0 million, $3.7 million and $6.4 million, respectively.

11. POSTRETIREMENT BENEFIT PLANS

  In addition to the Company's pension plans, the Company provides postretirement medical and death benefits to certain full-time employees and dependents, under plans sponsored by Hanover and Citizens. Generally employees become eligible at age 55 with at least 15 years of service. Spousal coverage is generally provided for up to two years after death of retiree. Benefits include hospital, major medical and a payment at death equal to retirees' final compensation up to certain limits. Effective January 1, 1996, the Company revised these benefits so as to establish limits on future benefit payments, restrict eligibility for current employees and eliminate eligibility for new employees. The medical plans have varying co-payments and deductibles, depending on the plan. The life insurance plan is a non-contributory plan. These plans are unfunded.

  The plan changes effective January 1, 1996 resulted in a negative plan amendment (change in eligibility and medical benefits) of $18.5 million and curtailment (no future increases in life insurance) of $3.2 million. The negative plan amendment will be amortized as prior service cost over the average number of years to full eligibility (approximately 9 years or $2.0 million per year). Of the $3.2 million curtailment gain, $1.2 million

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

has been deducted from unrecognized loss and $2.0 million has been recorded as a reduction of net periodic postretirement benefit expense.

  The components of net periodic postretirement benefits expenses were as follows:

                                                           FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                           ----------------------
                                                            1996    1995   1994
                                                           ------  ------  ------
                                                              (IN MILLIONS)
   Service cost........................................... $  1.5  $  2.5  $ 2.8
   Interest cost..........................................    1.8     3.0    3.0
   Net amortization and deferral..........................   (2.0)   (0.5)   0.3
                                                           ------  ------  -----
     Net periodic postretirement benefit expense.......... $  1.3  $  5.0  $ 6.1
                                                           ======  ======  =====

  The plan's status and the amounts recognized in the Company's consolidated balance sheets were as follows:

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
                                                                 (IN MILLIONS)
   Accumulated postretirement benefit obligation
   Retirees..................................................... $ 14.6  $ 15.1
   Other fully eligible plan participants.......................    3.2     7.6
   Other active plan participants...............................   10.4    24.7
                                                                 ------  ------
   Accumulated postretirement benefit obligation................   28.2    47.4
   Unrecognized prior service cost..............................   16.4     --
   Unrecognized loss............................................   (0.6)   (1.5)
                                                                 ------  ------
   Accrued postretirement benefit cost.......................... $ 44.0  $ 45.9
                                                                 ======  ======

  For purposes of measuring the accumulated postretirement benefit obligation at December 31, 1996, health care costs were assumed to decrease 9.0% in 1997, declining thereafter until the ultimate rate of 5.5% is reached in 2001 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1% in each year would increase the medical accumulated postretirement benefit obligation as of December 31, 1996 by $1.6 million, or 8.5%, and the aggregate of the service and interest cost components of annual net periodic postretirement benefit expense by $0.2 million or 9.6%.

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% as of December 31, 1996 and 1995. The assumed rate of future annual salary increases was 5.5% at both valuation dates.

12. POSTEMPLOYMENT BENEFITS

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 (SFAS No. 112), "Employers' Accounting for Postemployment Benefits," which requires employers to recognize the costs and obligations of severance, disability and related life insurance and health care benefits to be paid to inactive or former employees after employment but before retirement. Prior to adoption, the Company had recognized the cost of these benefits on an accrual or paid basis, depending on the plan. Implementation of SFAS No. 112 resulted in a transition obligation of $2.0 million, net of deferred federal

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

income taxes, and is reported as a cumulative effect of a change in accounting principle in the consolidated statement of income. The 1996, 1995 and the 1994 expenses after recognition of the cumulative effect, are not significant.

13. STOCK OPTION PLANS

  In October 1995, the FASB issued Statement of Financial Accounting Standards (SFAS No. 123) "Accounting for Stock-Based Compensation." The standard is effective for fiscal years beginning after December 15, 1995, and requires the Company either to apply a fair value measure to any stock-based compensation granted by the Company after December 31, 1994, or continue to apply the valuation provisions of existing accounting standards, but with pro-forma net income and earnings per share disclosures using a fair value methodology to value the stock-based compensation. Beginning for the year ended December 31, 1996, the Company has elected to continue to apply the valuation provisions of existing accounting standards (APB No. 25). The pro-forma effect of applying SFAS No. 123 is not material.

  Effective May 17, 1995, the Company adopted a Long Term Stock Incentive Plan (the "Employees' Plan"). Key employees of the Company and its subsidiaries are eligible for awards pursuant to the Plan administered by the Compensation Committee of the Board of Directors (the "Committee") of the Company. Under the terms of the Employees' Plan, options may be granted to eligible employees at a price not less than the market price of the Company's common stock on the date of grant. At December 31, 1996, 78,800, 92,000 and 3,000 option shares were outstanding at an option price of $21.00, $25.50 and $26.625 per share, respectively. At December 31, 1995, 110,000 option shares were outstanding at an option price of $21.00 per share. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant, otherwise options vest at the rate of 20% annually for five consecutive years and must be exercised not later than ten years from the date of grant. During 1996, there were 6,000 options exercised. There were no options exercised in 1995. At December 31, 1996, there were 14,800 options exercisable and 820,200 option shares were available for future grant.

14. RELATED PARTY TRANSACTIONS

  The Company has agreements under which FAFLIC provides management, space and other services including accounting, electronic data processing, human resources, legal and other staff functions. Charges for these services are based on full cost including all direct and indirect overhead costs, and amounted to $59.3 million, $52.1 million and $64.4 million in 1996, 1995 and 1994, respectively.

  Hanover leases office space from FAFLIC under a lease agreement which expires December 31, 2010. The annual lease cost was $1.0 million during each of the years ended December 31, 1996, 1995 and 1994, respectively. The annual lease cost of this agreement is included within the amount of charges above for 1996, 1995 and 1994, respectively. Amgro leases office space from FAFLIC as a tenant at will. The annual lease cost was $0.3 million during each of the years ended December 31, 1996, 1995 and 1994, respectively and is included in the charges above.

15. LEASE COMMITMENTS

  Excluding related party occupancy and lease costs, the Company has certain operating lease arrangements for property and equipment. As of December 31, 1996, future minimum rental payments under non-cancelable, long-term operating leases were approximately $44.9 million payable as follows: 1997--$14.7 million; 1998--$11.7 million; 1999--$8.5 million; 2000--$5.7 million; 2001--
$2.9 million; and $1.4 million thereafter. All leases expire prior to the year 2005.

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

  It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property and equipment; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 1997. Certain equipment and fixtures leases are subject to buyout options. Rent expense, excluding related party charges, was $16.7 million, $19.2 million and $20.6 million in 1996, 1995 and 1994, respectively.

16. CONTINGENCIES

 Litigation

  On June 23, 1995, the governor of Maine approved a legislative settlement for the Maine Workers' Compensation Residual Market Pool deficit for the Years 1988 through 1992. The settlement provides for an initial funding of $220.0 million toward the deficit. The insurance carriers were liable for $65.0 million and employers would contribute $110.0 million payable through surcharges on premiums over the course of the next ten years. The major insurers are responsible for 90% of the $65.0 million. Hanover's allocated share of the settlement is approximately $4.2 million, which was paid in December 1995. The remainder of the deficit of $45.0 million will be paid by the Maine Guaranty Fund, payable in quarterly contributions over ten years. A group of smaller carriers filed litigation to appeal the settlement. The Company believes that adequate reserves have been established for any additional liability.

  The Company has been named a defendant in various other legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company's consolidated financial statements. However, liabilities related to these proceedings could be established in the near term if estimates of the ultimate resolution of these proceedings are revised.

17. DIVIDEND RESTRICTIONS

  New Hampshire and Michigan limit the payment of dividends and other distributions to shareholders. Under current law, extraordinary dividends and other distributions may only be paid from statutory policyholders' surplus, excluding dividends paid, as of the December 31st preceding. An extraordinary dividend or distribution includes any dividend or distribution of cash or other property, whose fair market value together with that of other dividends or distributions made within the preceding 12 months exceeds 10% of such insurers surplus as regards policyholders as of December 31, next preceding. Based on the 1996 statutory financial statements of Hanover, the maximum dividend that may be paid to Allmerica P&C at January 1, 1997, without prior approval from the New Hampshire Commissioner of Insurance, is $15.4 million, which considers dividends declared to Allmerica P&C of $105.0 million during 1996, including $80.0 million which was declared in December. On January 2, 1997, Hanover declared an extraordinary dividend in the amount of $120.0 million, payable on or after January 21, 1997 to Allmerica P&C. The dividend which was approved by the New Hampshire Insurance Department on January 9, 1997, is to be paid in a lump sum or in such installments as Allmerica P&C, in its discretion may determine.

  Under the Michigan Insurance Code, cash dividends may be paid by Citizens Insurance only from earnings and policyholders' surplus. In addition, a Michigan insurer may not pay an "extraordinary" dividend to its stockholders without the prior approval of the Michigan Insurance Commissioner. An extraordinary dividend or distribution is defined as a dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10% of policyholders' surplus as of December 31 of the preceding year or the statutory net income less realized gains, for the immediately preceding calendar year. At January 1, 1997, Citizens Insurance could pay dividends of $39.9 million without approval of the Michigan Insurance Commissioner.

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

18. SEGMENT INFORMATION

  The Company is engaged primarily in the property and casualty insurance business and operates in the United States. Substantially all of the Company's earnings are generated in Michigan at Citizens and the Northeast (Connecticut, Massachusetts, New York, New Jersey, New Hampshire, Rhode Island, Vermont and Maine) at Hanover. The Company's insurance operations are segmented into personal and commercial lines of business, based on common underlying risks and customer types for individual products in those segments. The personal segment includes products such as automobile insurance and homeowners insurance. The commercial segment includes products such as automobile insurance, commercial multiple-peril insurance, and workers' compensation insurance. Investments are available for payments of claims and expenses for all products. Investment income, realized gains and total assets have not been identified to specific segments.

                                FOR THE YEARS ENDED DECEMBER 31,
                 --------------------------------------------------------------
                                                               INCOME
                                                               BEFORE
                   NET                                         FEDERAL
                 PREMIUMS INVESTMENT  REALIZED   UNDERWRITING  INCOME   TOTAL
                  EARNED    INCOME   GAIN (LOSS) PROFIT (LOSS)  TAXES   ASSETS
                 -------- ---------- ----------- ------------- ------- --------
                                         (IN MILLIONS)
1996
Hanover
  Personal...... $  607.3                           $(47.2)
  Commercial....    455.5                            (41.7)
                 --------   ------      -----       ------     ------  --------
    Total....... $1,062.8   $146.5      $33.1       $(88.9)    $ 92.2  $3,200.9
                 ========   ======      =====       ======     ======  ========
Citizens
  Personal...... $  554.6                           $ (1.3)
  Commercial....    280.9                              2.0
                 --------   ------      -----       ------     ------  --------
    Total....... $  835.5   $ 88.9      $15.0       $ (0.7)    $105.5  $2,503.0
                 ========   ======      =====       ======     ======  ========
1995
Hanover
  Personal...... $  577.1                           $ 23.6
  Commercial....    468.3                            (62.6)
                 --------   ------      -----       ------     ------  --------
    Total....... $1,045.4   $130.8      $10.8       $(39.0)    $109.7  $3,271.0
                 ========   ======      =====       ======     ======  ========
Citizens
  Personal...... $  536.2                           $(26.6)
  Commercial....    281.6                             40.0
                 --------   ------      -----       ------     ------  --------
    Total....... $  817.8   $ 78.8      $ 3.8       $ 13.4     $ 96.6  $2,470.8
                 ========   ======      =====       ======     ======  ========
1994
Hanover
  Personal...... $  548.2                           $  6.3
  Commercial....    480.4                            (76.0)
                 --------   ------      -----       ------     ------  --------
    Total....... $1,028.6   $127.6      $ 4.6       $(69.7)    $ 67.8  $3,075.2
                 ========   ======      =====       ======     ======  ========
Citizens
  Personal...... $  496.1                           $(32.3)
  Commercial....    266.6                              1.6
                 --------   ------      -----       ------     ------  --------
    Total....... $  762.7   $ 74.8      $(1.1)      $(30.7)    $ 45.3  $2,333.5
                 ========   ======      =====       ======     ======  ========

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

19. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

  A summary of unaudited quarterly results of consolidated operations for 1996, 1995 and 1994 is presented below:

                                      FOR THE THREE MONTHS ENDED, 1996
                                    -------------------------------------------
                                    MARCH 31    JUNE 30    SEPT. 30   DEC. 31
                                    ---------   ---------  ---------  ---------
                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
   Total revenues.................   $   563.3  $   532.3   $   539.3 $   558.8
   Net income.....................   $    49.6  $    28.6   $    40.8 $    27.4
   Net income per share...........   $    0.82  $    0.48   $    0.68 $    0.46
   Dividends declared per share...   $    0.04  $    0.04   $    0.04 $    0.04
                                      FOR THE THREE MONTHS ENDED, 1995
                                    -------------------------------------------
                                    MARCH 31    JUNE 30    SEPT. 30   DEC. 31
                                    ---------   ---------  ---------  ---------
                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
   Total revenues.................   $   512.8  $   516.8   $   540.3 $   525.2
   Net income.....................   $    32.7  $    36.4   $    43.1 $    27.9
   Net income per share...........   $    0.53  $    0.59   $    0.70 $    0.46
   Dividends declared per share...   $    0.04  $    0.04   $    0.04 $    0.04
                                      FOR THE THREE MONTHS ENDED, 1994
                                    -------------------------------------------
                                    MARCH 31    JUNE 30    SEPT. 30   DEC. 31
                                    ---------   ---------  ---------  ---------
                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
   Total revenues.................   $   494.2  $   496.8   $   509.0 $   504.8
   (Loss) income before cumulative
    effect of a change in
    accounting....................   $    (8.5) $    28.8   $    49.5 $    31.4
   Cumulative effect of a change
    in accounting.................   $    (2.0)       --          --        --
   Net (loss) income..............   $   (10.5) $    28.8   $    49.5 $    34.1
   (Loss) income before cumulative
    effect of a change in
    accounting per share..........   $   (0.14) $    0.47   $    0.80 $    0.51
   Cumulative effect of a change
    in accounting per share.......   $   (0.03)       --          --        --
   Net income (loss) per share....   $   (0.17) $    0.47   $    0.80 $    0.51
   Dividends declared per share...   $    0.04  $    0.04   $    0.04 $    0.04

--------
Note: Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.

                                   PART III

                                    ITEM 9

                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     NONE.

                                    ITEM 10

              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                          DIRECTORS OF THE REGISTRANT

  Set forth below is biographical information concerning the directors of the Company.

MICHAEL P. ANGELINI, 54
 Director since 1992

  Mr. Angelini is a partner in the law firm of Bowditch & Dewey, Worcester, Massachusetts, with which he has been associated since 1968. Mr. Angelini is also a Director of Allmerica Financial Corporation ("AFC"), which, through a wholly-owned subsidiary, owns 59.5% of the Company's outstanding Common Stock.

DAVID A. BARRETT, 69
 Director since 1992
 Audit Committee

  From October 1988 to April 1992, Mr. Barrett was President and Chief Executive Officer of Medical Center of Central Mass., Inc. (health care systems), Worcester, Massachusetts. He is currently a consultant to that organization, now known as Memorial Health Care. He is also a Director of AFC.

JAMES A. COTTER, JR., 57
 Director since 1996

  Mr. Cotter has been a broker with the firm of H.C. Wainwright & Co. since January 1994, and previously was a broker with the firm of Gruntal & Co. (June 1993--January 1994). He previously served as a Managing Director and Treasurer of Schooner Trading Company. Mr. Cotter is also Chairman of Olde Port Bank and Trust of Portsmouth, New Hampshire and a Director of Citizens Corporation, a subsidiary of the Company.

GAIL L. HARRISON, 49
 Director since 1992

  Ms. Harrison is a Founding Principal of The Wexler Group (formerly Wexler, Reynolds, Harrison & Shule, Inc.), a government relations consulting firm in Washington, DC, and has been affiliated with that organization since February 1981. Ms. Harrison is also a Director of AFC.

M HOWARD JACOBSON, 63
 Director since 1992
 Audit Committee, Chair

  Mr. Jacobson has been a Senior Advisor of, and Consultant to, Bankers Trust, Private Bank, New York, New York since 1991. From August 1989 to August 1991, he was a Senior Advisor to Prudential-Bache Capital Funding. Mr. Jacobson is also a Director of Boston Chicken, Inc. and Wyman-Gordon Co.

DONA SCOTT LASKEY, 53
 Director since 1992
 Audit Committee

  Ms. Laskey is an attorney in private practice. From 1989 until December 1995, she practiced law with the firm of Tillman, McTier, Coleman, Talley, Newbern & Kurrie, in Valdosta, Georgia. She is also a Director of the Company's subsidiary, Citizens Corporation, and of FNB Bancorp, Inc.

JOHN F. O'BRIEN, 53
 President and Chief Executive Officer and Director of the Company since 1992

  John F. O'Brien has been a Director, President and Chief Executive Officer of Allmerica P&C since August 1992, and has been a Director of Hanover since September 1989, Citizens Insurance since March 1992 and Citizens, for which he also serves as Chief Executive Officer, since December 1992. In addition, Mr. O'Brien has served as a Director, Chief Executive Officer and President of Allmerica Financial Corporation ("AFC") since February 1995 and a Director, Chief Executive Officer and President of First Allmerica Financial Life Insurance Company ("FAFLIC") since August 1989. Mr. O'Brien is also a trustee or director and executive officer of Allmerica Investment Trust, Allmerica Securities Trust, and Allmerica Funds. Additionally, Mr. O'Brien is a director and/or holds offices at various other non-public FAFLIC affiliates including SMA Financial Corp. and Allmerica Financial Life Insurance and Annuity Company. Mr. O'Brien also currently serves as a Director of ABIOMED, Inc., a medical device company, Cabot Corporation, a diversified specialty chemicals and materials and energy company, the TJX Companies, Inc., an off-price family apparel retailer, the Life Insurance Association of Massachusetts, and the American Council of Life Insurance. He also currently serves as a member of the executive committee of the Mass Capital Resource Company, a Massachusetts investment partnership. Prior to joining FAFLIC, Mr. O'Brien served as an officer of FMR Corp., the parent company of various financial services companies in the Fidelity Group, and a director and/or an executive officer at various other of FMR Corp.'s affiliates.

ERIC A. SIMONSEN, 51
 Vice President and Director of the Company since 1992

  Eric A. Simonsen has been a Director and Vice President of APY since August 1992, of Citizens since December 1992 and of AFLIAC since September 1990 and was Chief Financial Officer of the Company from August 1992 to December 1996, of Citizens from December 1992 to December 1996 and of FAFLIC and AFLIAC from September 1990 to December 1996. He has been a Vice President of AFC since February 1995 and was Chief Financial Officer from February 1995 to December 1996. In addition, Mr. Simonsen has been Vice President and a Director of FAFLIC since September 1990, and April 1996, respectively, and has been President of Allmerica Service Company, Inc. since December 1996. Mr. Simonsen is also a director and/or executive officer at various other non-public affiliates. From April 1987 to September 1990, Mr. Simonsen served as Principal and Chief Financial Officer of The Lincoln Group, Inc., a privately owned group of manufacturing companies.

ROBERT G. STACHLER, 67
 Director since 1992

  Mr. Stachler has been a partner at the law firm of Taft, Stettinius & Hollister, Cincinnati, Ohio since 1964. He is also a Director of AFC.

HERBERT M. VARNUM, 59
 Director since 1992
 Compensation Committee, Chairman

  Mr. Varnum served as Chairman and Chief Executive Officer of Quabaug Corporation (manufacturers of rubber products) in North Brookfield, Massachusetts, from January 1990 to his retirement in June 1995. He is also a Director of AFC.

RICHARD M. WALL, 68
 Director since 1992
 Compensation Committee

  Mr. Wall has been General Counsel and Assistant to the Chairman and Chief Executive Officer of FLEXcon Co., Inc. (plastics manufacturing company) in Spencer, Massachusetts since November 1985. He is also a Director of AFC.

COMPENSATION OF DIRECTORS

  Directors who are not officers or employees of the Company, Hanover, Citizens Insurance or other affiliated companies receive $20,000 as an annual retainer ($30,000 in the case of individuals who are Directors of both the Company and AFC), $1,500 for each Board meeting attended and $1,000 for each Committee meeting attended, in addition to reimbursable expenses for each meeting attended. Directors who are salaried employees of FAFLIC or of any affiliate or subsidiary receive no additional compensation for their services as Directors of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and Directors, and persons who beneficially own more than ten percent (10%) of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Such persons are required by SEC regulations to furnish the Company copies of all their Section 16(a) filings. Based solely on a review of the forms furnished to the Company and written representations from the executive officers and Directors, the Company believes that during 1996 there was full compliance with all Section 16(a) filing requirements.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is biographical information concerning the executive officers of the Company. Officers of the Company hold office until the first meeting of the Board of Directors following the next annual meeting of the stockholders and until their respective successor is chosen and qualified unless a shorter period is specified by the terms of their election or appointment.

JOHN F. O'BRIEN, 53
 President and Chief Executive Officer and Director of the Company since 1992

  See Mr. O'Brien's biography in "Directors of the Registrant" above.

BRUCE ANDERSON, 53
 Vice President of the Company since 1997

  Bruce C. Anderson has been Vice President of the Company since March 1997. Mr. Anderson has also been Vice President of AFC and Citizens since February 1995 and March 1997, respectively. Mr. Anderson has been employed by FAFLIC since 1967 and has been Vice President of FAFLIC since October 1984.

RICHARD J. BAKER, 65
 Vice President and Secretary of the Company since 1995

  Richard J. Baker has been Vice President and Secretary of the Company since May 1995, and as Assistant Secretary from October 1992 to May 1995. Mr. Baker has also been Vice President and Secretary of AFC since February 1995, Vice President and Assistant Secretary of FAFLIC since 1973 and April 1996, respectively, and has been employed by FAFLIC since 1959. He has also served as Vice President and Secretary of Citizens since September 1993 and January 1993, respectively, Vice President of AFLIAC since January 1982 and as a Director of AFLIAC from June 1993 to April 1996. In addition, Mr. Baker is a director and/or executive officer at various other non-public affiliates.

JOHN P. KAVANAUGH, 42
 Vice President and Chief Investment Officer of the Company since 1996

  John P. Kavanaugh has been Vice President and Chief Investment Officer of APY since September 1996, has been employed by FAFLIC since 1983, has been Vice President of FAFLIC since December 1991 and Vice President of AFLIAC since January 1992. Mr. Kavanaugh has also served as Director and Chief Investment Officer of FAFLIC, Hanover, Citizens Insurance and AFLIAC since August 1996, and Vice President and Chief Investment Officer of AFC and Citizens since September 1996. Mr. Kavanaugh is also a director and/or executive officer at various other non-public affiliates.

JOHN F. KELLY, 58
 Vice President and General Counsel of the Company since 1992

  John F. Kelly has been Vice President and General Counsel of Allmerica P&C since August 1992, Assistant Secretary of Allmerica P&C since May 1995, Assistant Secretary of Citizens since December 1992, and Vice President and General Counsel of Citizens since September 1993. Mr. Kelly has been Vice President, Assistant Secretary and General Counsel of AFC since February 1995, has been employed by FAFLIC since July 1968, and has been Senior Vice President and General Counsel of FAFLIC since February 1986. Mr Kelly served as Secretary of Allmerica P&C from August 1992 to May 1995. In addition to his positions with AFC and FAFLIC, Mr. Kelly has been a Director of AFLIAC since October 1982, of Citizens Insurance since April 1996 and is a director and/or executive officer at various other non-public affiliates.

J. BARRY MAY, 49
 Vice President of the Company since 1996

  J. Barry May has been Vice President of APY and President of Hanover since September 1996, and has been a Director of Hanover and Citizens Insurance since September 1996. Mr. May has been Vice President of AFC and Citizens since February 1997 and March 1997, respectively. Mr. May served as Vice President of Hanover from May 1995 to September 1996, as Regional Vice President from February 1993 to May 1995 and as a General Manager of Hanover from June 1989 to May 1995. Mr. May has been employed by Hanover since 1985.

JAMES R. MCAULIFFE, 52
 Vice President of the Company since 1992

  James R. McAuliffe has been President of Citizens Insurance since December 1994. Mr. McAuliffe has been employed by FAFLIC since 1968, and served as Vice President and Chief Investment Officer of FAFLIC from November 1986 through December 1994. Mr. McAuliffe was a Vice President of AFC from February 1995 to December 1995 and since February 1997, a Director of APY from August 1992 through December 1994, a Director and Vice President of Citizens since December 1992, and a Director of AFLIAC from April 1987 through May 1995 and since May 1996. Mr. McAuliffe also served as Vice President and Chief Investment Officer of AFLIAC from December 1986 through May 1995, and Vice President and Chief Investment Officer of APY from August 1992 through December 1994. Additionally, Mr. McAuliffe is a director and/or executive officer at various other non-public affiliates.

EDWARD J. PARRY, III, 37
 Chief Financial Officer of the Company since 1996 and Vice President and Treasurer of the Company since 1993

  Edward J. Parry, III has been Chief Financial Officer of the Company since December 1996 and Vice President and Treasurer of Allmerica P&C since February 1993 and of Citizens since September 1993 and December 1992, respectively, and Chief Financial Officer of Citizens since December 1996. Mr. Parry has been Vice President and Treasurer of FAFLIC and AFLIAC since February 1993 and of AFC since February 1995, and Chief Financial Officer of AFC, FAFLIC, AFLIAC, Hanover and Citizens Insurance since December 1996. Mr. Parry is also a director and/or executive officer at various other non-public affiliates. Prior to joining FAFLIC in July 1992, Mr. Parry was employed by the accounting firm of Price Waterhouse from July 1987 through July 1992.

RICHARD M. REILLY, 58
 Vice President of the Company since 1997

  Richard M. Reilly has been Vice President of the Company since March 1997, has been Vice President of Citizens, AFC and FAFLIC since March 1997, February 1997 and November 1990, respectively. He has also been a Director and Vice President of AFLIAC since November 1990 and President and Chief Executive Officer of AFLIAC since August 1995. Mr. Reilly was Vice President of AFC from February 1995 through December 1995. Additionally, Mr. Reilly has been the President of Allmerica Investment Trust, Allmerica Funds and Allmerica Securities Trust, each a registered investment company, since February 1991, April 1991 and February 1991, respectively. Mr. Reilly is also a director and/or holds and executive office at various other non-public affiliates. Prior to his affiliation with FAFLIC, he was an executive officer of Fidelity Management and Research Company from 1969 to 1987 and Oppenheimer Capital from 1987 to 1990.

LARRY C. RENFRO, 46
 Vice President of the Company since 1997

  Larry C. Renfro has been Vice President of the Company since March 1997. Mr. Renfro has also been a Vice President of Citizens, AFC and FAFLIC since March 1997, February 1997 and April 1990, respectively and has served as Director, President and Chief Executive Officer of 440 Financial Group of Worcester, Inc. (a former subsidiary of FAFLIC) from May 1990 to March 1995. Mr. Renfro has also served as Vice President of APY from October 1992 through December 1995 and as Vice President of AFC from February 1995 through December 1995. From August 1989 through March 1990, Mr. Renfro was an Executive Vice President of State Street Bank & Trust Company. From March 1988 through July 1989, Mr. Renfro served as President and Chief Executive Officer of Boston Financial Data Services, Inc., a subsidiary of State Street Bank & Trust Company. From April 1981 through March 1988, Mr. Renfro held various executive offices at Fidelity Investments, including Managing Director of Fidelity Management & Research Company. Mr. Renfro is currently a Director of LoJack Corporation, a manufacturer of anti-theft systems.

ERIC A. SIMONSEN, 51
 Vice President and Director of the Company since 1992

  See Mr. Simonsen's biography in "Directors of the Registrant" above.

PHILLIP E. SOULE, 47
 Vice President of the Company since 1996

  Phillip E. Soule has been Vice President of the Company since September 1996 and of FAFLIC since February 1987. Mr. Soule was Vice President of AFC from February 1995 to December 1995 and since February 1997 and Vice President of Citizens since March 1997. Mr. Soule has been employed by FAFLIC since 1972 in various capacities.

                                    ITEM 11

                            EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The Company does not pay any compensation to its officers directly. The Company's operating subsidiaries, Hanover and Citizens Insurance, pay the compensation of their respective employees. Pursuant to the terms of intercompany services agreements, the Company, Hanover, Citizens Corporation and Citizens Insurance are charged for an allocated portion of the compensation FAFLIC pays to its employees who perform services for the companies.

  The following table sets forth all compensation for services rendered in all capacities to the Company, its parent or subsidiaries for each of the fiscal years ended December 31, 1996, 1995 and 1994, of: (i) the Chief Executive Officer of the Company; (ii) each of the other four most highly compensated individuals who received total compensation in excess of $100,000 directly or indirectly attributable to the Company or its subsidiaries and who was serving as an officer at December 31, 1996; and (iii) one individual who would have been included in category (ii) above but for the fact that he was not serving as an officer as of December 31, 1996 (collectively, "Named Executive Officers").

                                                           LONG-TERM
                                 ANNUAL COMPENSATION      COMPENSATION
                               ----------------------- ------------------
                                                OTHER
                                               ANNUAL  SECURITIES         ALL OTHER
                                               COMPEN- UNDERLYING  LTIP    COMPEN-
        NAME AND               SALARY   BONUS  SATION   OPTIONS   PAYOUTS  SATION
   PRINCIPAL POSITION     YEAR ($)(1)  ($)(2)  ($)(3)    ($)(4)   ($)(5)   ($)(6)
   ------------------     ---- ------- ------- ------- ---------- ------- ---------
John F. O'Brien(7)......  1996 331,500 708,240 42,675       --    195,000  46,889
 President and CEO of     1995 263,500 263,500 37,203       --     85,000  40,877
 APY and AFC              1994 258,825 142,800 39,216       --        --   65,822
James R. McAuliffe(9)...  1996 355,000 157,975 98,831     7,000   150,000   4,500
 Vice President; CEO &    1995 305,000 114,985 67,560    14,000   190,000   4,500
 President of Citizens    1994 305,000  88,755 13,869       --    210,000  19,215
J. Barry May (8)........  1996 158,278 146,523    --     10,000    40,000   4,500
 Vice President; CEO &    1995 145,229  57,173    --      6,000       --    4,500
 President of Hanover     1994 132,898  50,577    --        --        --    8,373
Theodore J. Rupley(8)...  1996 283,333     --   2,067     9,000       --    3,188
 Vice President;
  President               1995 365,000 131,217    --     18,000   100,000   4,500
 and CEO of Hanover       1994 365,000 137,240    --        --        --   22,995
James F. Richardson(8)..  1996 208,526  44,531    --      3,000       --    4,500
 Senior Vice President    1995 204,576  50,740    --      4,000       --    4,500
 of Hanover               1994 199,586  44,653    --        --        --   12,574
Francis S.
 Porterfield(8).........  1996 183,832  55,039    --      7,000    30,000   4,500
 Vice President of
  Hanover                 1995 177,735  59,803    --      6,000       --    4,500
                          1994 172,125  60,461    --       --         --   10,844

--------
(1) With the exception of Mr. O'Brien, amounts shown reflect annual salary earned and received by each of the Named Officers from his respective employer. Mr. O'Brien receives compensation from FAFLIC in his capacity as an employee and executive officer of FAFLIC. Mr. O'Brien does not receive compensation directly from the Company or any subsidiary of the Company. The amounts shown in the table reflect the portions of Mr. O'Brien's compensation that have been allocated as an expense to the Company and its subsidiaries. See footnote 7.
(2) Amounts shown for 1996 include a special bonus payment for Mr. O'Brien and Mr. May, discussed in more detail in the Compensation Committee Report, which payments are intended by AFC to facilitate the purchase of AFC common stock by the executive officers in 1997. The amount is $390,000 for Mr. O'Brien representing an allocated portion of his special bonus payment and is $100,000 for Mr. May. All other amounts shown are bonuses earned pursuant to the annual incentive plans for managers and key executives.

(3) The amounts shown for Mr. O'Brien reflect the portions of amounts reimbursed for the payment of taxes that have been allocated as an expense to the Company and its subsidiaries. See footnote 7. The amount reported for Mr. McAuliffe in 1996 includes $82,825 for moving expenses paid by Citizens Insurance. The amount reported for Mr. Rupley reflects interest earned on disbursements from The Hanover Insurance Company Non-Qualified Executive Retirement Plan.
(4) The securities underlying the options shown with respect to Messrs. May, Rupley, Richardson and Porterfield are shares of the Company's Common Stock and, with respect to Mr. McAuliffe, are shares of the common stock of the Company's majority-owned subsidiary, Citizens Corporation.
(5) Amounts shown for Mr. McAuliffe, Mr. May and Mr. Porterfield represent installment payments vesting and received in the respective year pursuant to awards which were earned under FAFLIC's Long-Term Performance Unit Plan (the "Long-Term Performance Plan") in 1992, 1993, 1995 and 1996 by Mr. McAuliffe, and 1996 by Mr. May and Mr. Porterfield. No such cash amounts were earned in 1994 by participants in respect of units granted under the Long-Term Performance Plan with values determinable based on FAFLIC's surplus level at the end of 1994. Amounts shown for Mr. O'Brien represent an allocated portion of $500,000 of installment payments vested and received under the Long-Term Performance Plan.
(6) This column includes amounts earned in 1996 but deferred by each of the Named Executive Officers (other than Mr. O'Brien) pursuant to the terms of his respective employer's 401(k) Matched Savings Plan. The amount shown with respect to Mr. O'Brien for fiscal year 1996 represents an allocated portion of $4,500 earned under FAFLIC's Non-Qualified Executive Retirement Plan and a $115,727 payment of a premium on a life insurance policy.
(7) Mr. O'Brien receives compensation from FAFLIC in his capacity as an employee of FAFLIC. Mr. O'Brien does not receive compensation directly from the Company or any subsidiary of the Company. Mr. O'Brien's 1996 compensation from FAFLIC included $850,000 in base salary, $1,816,000 in special bonus and annual incentive bonus, $4,500 earned under FAFLIC's Non-Qualified Executive Retirement Plan, $115,727 for a life insurance premium paid by FAFLIC, $109,422 in reimbursement for the payment of taxes in connection therewith and $500,000 for installment payments vested and received under the Long-Term Performance Plan. The amounts shown in the table with respect to Mr. O'Brien for 1996 have been allocated as an expense to the Company, its subsidiaries, Citizens Corporation and its subsidiaries and equal 39% of Mr. O'Brien's total compensation.
(8) The amounts indicated are total compensation paid to Mr. May, Mr. Rupley, Mr. Richardson and Mr. Porterfield directly by Hanover for services rendered in their capacities as employees and executive officers of Hanover. Mr. Rupley terminated employment with Hanover effective September 16, 1996.
(9) Beginning January 1, 1995, amounts paid to Mr. McAuliffe were paid by Citizens Insurance.

OPTION GRANTS TABLES

  The following tables contains information concerning the grant of non-qualified stock options in 1996 to the Named Executive Officers.

                     APY OPTION GRANTS IN LAST FISCAL YEAR

                                                                             GRANT
                                                                             DATE
                             INDIVIDUAL GRANTS                               VALUE
                          ------------------------                          -------
                          NUMBER OF
                          SECURITIES  PERCENT OF                             GRANT
                          UNDERLYING TOTAL OPTIONS                           DATE
                           OPTIONS    GRANTED TO    EXERCISE OR             PRESENT
                           GRANTED   EMPLOYEES IN   BASE PRICE   EXPIRATION  VALUE
       NAME                (#) (1)       1996      ($ PER SHARE)    DATE    ($)(2)
       ----               ---------- ------------- ------------- ---------- -------
John F. O'Brien.........         0          0            --            --         0
James R. McAuliffe......         0          0            --            --         0
J. Barry May............    10,000        8.8          25.50      05/21/06  117,620
Theodore J. Rupley......     9,000        7.9          25.50      05/21/06  105,858
James F. Richardson.....     3,000        2.6          25.50      05/21/06   35,286
Francis S. Porterfield..     7,000        6.1          25.50      05/21/06   82,334

--------
(1) The options granted become exercisable in 20% increments on the first, second, third, fourth and fifth anniversaries of the date of grant.
(2) In accordance with Securities and Exchange Commission rules, the Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in the table. The Company's use of the model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the Grant Date Present Value: options exercised from 2.5 to 7 years, stock price volatility of .2250, dividend yield of 0.63%, risk-free interest rates between 5.29% and 6.33%, and no adjustment made for forfeitures or transferability. The real value of the options depends upon the actual performance of the Company's Common Stock during the applicable period.

                     CZC OPTION GRANTS IN LAST FISCAL YEAR

                                                                             GRANT
                                                                             DATE
                             INDIVIDUAL GRANTS                               VALUE
                          ------------------------                          -------
                          NUMBER OF   PERCENT OF                             GRANT
                          SECURITIES TOTAL OPTIONS                           DATE
                          UNDERLYING  GRANTED TO    EXERCISE OR             PRESENT
                           OPTIONS   EMPLOYEES IN   BASE PRICE   EXPIRATION  VALUE
          NAME             GRANTED       1996      ($ PER SHARE)    DATE    ($)(2)
          ----             (#) (1)   ------------- ------------- ---------- -------
John F. O'Brien.........        0           0            --            --        0
James R. McAuliffe......    7,000        13.5          18.25      05/21/06  57,610
J. Barry May............        0           0            --            --        0
Theodore J. Rupley......        0           0            --            --        0
James F. Richardson.....        0           0            --            --        0
Francis S. Porterfield..        0           0            --            --        0

--------
(1) The securities underlying the options granted to Mr. McAuliffe were shares of common stock of the Company's majority-owned subsidiary, Citizens Corporation. The options granted become exercisable in 20% increments on the first, second, third, fourth and fifth anniversaries of the date of grant.
(2) The value indicated is based on the Black-Scholes option pricing model. The following assumptions were made for purposes of calculating the Grant Date Present Value: options exercised from 2.5 to 7 years, stock price volatility of 0.1875, dividend yield of 1.09%, risk free interest rates between 5.29% and 6.33%, and no adjustment made for forfeitures or transferability. The real value of the options depends upon the actual performance of the Company's Common Stock during the applicable period.

YEAR-END 1996 OPTION VALUE TABLE

  The following table sets forth information for the Named Executive Officers regarding exercised and unexercised options to acquire shares of the Company's Common Stock held as of December 31, 1996.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES

                                            NUMBER OF SECURITIES VALUE OF UNEXERCISED
                                                 UNDERLYING          IN-THE-MONEY
                           SHARES           UNEXERCISED OPTIONS  OPTIONS AT YEAR-END
                          ACQUIRED          AT YEAR-END 1996(#)      1996 (2)($)
                             ON     VALUE   -------------------- --------------------
                          EXERCISE REALIZED     EXERCISABLE/         EXERCISABLE/
        NAME                (#)     ($)(1)     UNEXERCISABLE        UNEXERCISABLE
        ----              -------- -------- -------------------- --------------------
John F. O'Brien.........     --        --                 --                   --
James R. McAuliffe......     --        --                 --                   --
J. Barry May............   1,200     8,400         0 / 14,800           0 / 93,750
Theodore J. Rupley (3)..   3,600    26,100                --                   --
James F. Richardson.....     --        --         800 / 6,200       7,500 / 44,625
Francis S. Porterfield..     --        --      1,200 / 11,800      11,250 / 79,125

--------
(1) Calculated based on the difference between the option exercise price and the closing price of the Company's Common Stock on the New York Stock Exchange on the date of exercise multiplied by the number of shares to which the exercise relates.
(2) Calculated based on the difference between the option exercise price and $30.375, the closing price per share of the Company's Common Stock on the New York Stock Exchange on December 31, 1996.
(3) Mr. Rupley's unvested options were cancelled upon his resignation with Hanover effective September 16, 1996.

  The following table sets forth information for the Named Executive Officers regarding unexercised options to acquire shares of Citizens Corporation common stock held as of December 31, 1996.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES

                                      NUMBER OF SECURITIES VALUE OF UNEXERCISED
                                           UNDERLYING          IN-THE-MONEY
                                      UNEXERCISED OPTIONS  OPTIONS AT YEAR-END
                                      AT YEAR-END 1996(#)      1996 (1)($)
                                      -------------------- --------------------
                                          EXERCISABLE/         EXERCISABLE/
       NAME                              UNEXERCISABLE        UNEXERCISABLE
       ----                           -------------------- --------------------
John F. O'Brien......................              --                   --
James R. McAuliffe...................     2,800/18,200        16,200/94,550
J. Barry May.........................              --                   --
Theodore J. Rupley...................              --                   --
James F. Richardson..................              --                   --
Francis S. Porterfield...............              --                   --

--------
(1) Calculated based on the difference between the option exercise price and $22.50, the closing price per share of Citizens Corporation's common stock on the New York Stock Exchange on December 31, 1996.

PENSION BENEFITS

  FAFLIC, Hanover and Citizens each maintain a tax-qualified, non-contributory defined benefit retirement plan ("Pension Plan") for the benefit of their eligible employees.

  Until December 31, 1994, annual benefits under the Pension Plan were based primarily upon each employee's years of service and compensation during the highest five consecutive plan years of employment or the last 60 months if greater. Such benefits under the Pension Plan were frozen as of December 31, 1994 for most participants, with the exception of certain grandfathered employees, including Mr. McAuliffe and Mr. Richardson. These benefits will be paid to participants as a monthly annuity at age 65 unless a participant terminates with 15 or more years of service in which case monthly benefits may commence anytime after the participant's 55th birthday. Effective as of January 1, 1995, the Pension Plan was converted into a cash balance plan, such that benefits are no longer determined primarily by final average compensation and years of service. Instead, annually each employee accrues a benefit that is equal to a percentage of the employee's salary, similar to a defined contribution plan arrangement. Amounts contributed by the employer to an employee are allocated to a memorandum account as to which the employee is permitted to make investment elections from among choices provided by the employer. Upon termination of employment of a participant, the amount in the participant's memorandum account as of such date is eligible for distribution. If the amount in the participant's memorandum account plus the present value of the benefit frozen under the Pension Plan as of December 31, 1994 is less than $3,500, all benefits are distributed immediately in a lump sum.

  The estimated annual benefits payable under the Pension Plan upon retirement at normal retirement age for each of the Named Executive Officers is as follows: Mr. O'Brien: $428,138; Mr. May: $79,848; Mr. McAuliffe: $408,166; Mr.
Richardson: $185,892; and Mr. Porterfield: $18,269. Such figures include amounts that have accrued under the Pension Plan as in effect on December 31, 1994, including $332,466 and $160,639 for Mr. McAuliffe and Mr. Richardson, respectively. No estimated benefit is included for Mr. Rupley due to his termination from Hanover effective September 16, 1996. With respect to benefits attributable to the cash balance component of the Pension Plan, it was assumed that each individual's salary and bonus for the years until retirement were as shown in the Summary Compensation Table; that employer allocations were made to the Pension Plan at a rate of 7% of eligible compensation (7% is the actual amount accrued in 1996, although the plan only guarantees an accrual rate of 0.5%); and that investment earnings accrued to each participant's memorandum account under the Pension Plan at a rate of 6% per year.

  The estimated annual benefits under the Pension Plan shown for each of the Named Executive Officers are not reduced to reflect the limitations imposed by Federal tax laws, which place upper limits on the benefits which may be provided to any individual by tax-qualified pension plans. FAFLIC, Hanover and Citizens have each adopted an Excess Benefit Plan, an unfunded, non-qualified plan, which provides that it will pay directly the difference between the retirement benefit normally calculated under the Pension Plan and the maximum amount which may be paid from the Pension Plan consistent with Federal tax law. In addition, certain employees may participate, in the discretion of the Board of Directors, in either an unfunded, Non-Qualified Executive Retirement Plan or an unfunded, Non-Qualified Executive Deferred Compensation Plan. Under the Non-Qualified Executive Retirement Plan, participating employees may (i) elect to defer compensation in an amount not to exceed the annual dollar limitation set forth in the Internal Revenue Code in respect of defined contribution plans, (ii) elect to defer additional compensation in an amount not to exceed 12.5% of the participant's annual salary, (iii) receive and defer the amount, if any, that the participant would have received as a matching employer's contribution under his employer's 401(k) Matched Savings Plan, and (iv) receive and defer the amount, if any, that the participant would have been credited under his employer's Cash Balance and Excess Benefit Plans had the participant participated in such plan during the year. Under the Non-Qualified Executive Deferred Compensation Plan, certain other employees may elect to defer up to 12.5% of their annual salaries. In both cases, AFC shall from time to time designate one or more investments in which each participant's accounts shall be deemed to be invested for the purpose of determining the participant's gains and income on such account. Participation in the Non-Qualified Executive Retirement Plan is in lieu of participation in the corresponding qualified retirement and/or pension plans of FAFLIC, Hanover or Citizens.

COMPENSATION COMMITTEE REPORT

  General. The Compensation Committee ("Committee") of the Board of Directors is comprised of the Directors whose names appear at the end of this report, none of whom is an employee of the Company or of any affiliate or subsidiary of the Company. Among other duties, the Committee has oversight responsibility with respect to compensation matters involving Directors and officers of the Company and its subsidiaries. As a holding company, the Company has no employees of its own and does not pay any compensation to its officers. Officers who are employees of Hanover or Citizens Insurance are compensated directly by their respective employers, and a portion of the salaries and other compensation paid by FAFLIC to its employees, who provide services to Hanover or Citizens Insurance, is allocated to such companies. This report reflects the compensation philosophy of the Company, Hanover and Citizens Insurance as endorsed by the Committee. The report also reflects the Committee's review of the actions taken by the Board of Directors of FAFLIC for the Chief Executive Officer, and by the Boards of Hanover and Citizens Insurance with respect to the highest paid officers of Hanover and Citizens Insurance during 1996 (the "Named Executive Officers").

  Compensation Philosophy. The Executive Compensation Program is designed to support the following objectives:

  . to attract and retain individuals key to the future success of the Company and its subsidiaries;

  .  to align the interests of executives with those of shareholders;

  .  to motivate and reward the profitable growth of the Company;

  . to ensure that the Company has competitive opportunities for key personnel.

  The key elements of the Executive Compensation Program consist of base salary, annual incentive compensation and long-term incentive compensation. A general description of each element and the review taken by the Committee for the 1996 fiscal period are presented in the following material. In addition, general background and a summary of the actions taken by the Compensation Committee and Board of Directors of FAFLIC with respect to Mr. O'Brien are also described.

  Base Salary. The chief goals of the Company and its subsidiaries are achieving superior underwriting profitability in all phases of the underwriting cycle, maintaining consistent market presence in core product lines, growing market share in core markets, and enhancing shareowner value. In furtherance of these goals, annual base salaries of the Named Executive Officers and other key executives are generally set at levels considered to be competitive with amounts paid to executive officers with comparable qualifications, experience and responsibilities at similarly sized property and casualty insurance companies, based on published surveys which include base salary and total cash compensation data of over 100 participating companies.

  Annual Incentive Compensation. Annual incentive compensation is closely tied to the Company's success in achieving significant financial performance goals.

  Hanover and Citizens maintain a consolidated incentive plan with FAFLIC which provides supplementary cash compensation as an incentive to key employees who, through exceptional performance, contribute materially to the success of the companies. For 1996, the Incentive Plan had two components, corporate and business unit return on equity and the participant's successful completion of personal performance goals. Awards under the incentive plan could range from 0% to 100% of a participant's base salary.

  Long-Term Compensation. The Boards of both Hanover and Citizens Insurance have ratified the participation of certain officers in the FAFLIC Long-Term Performance Unit Plan ("Long-Term Performance Plan").

  The objectives of the Long-Term Performance Plan include providing incentives to attract and retain top executives and achieving significant long-term financial results for FAFLIC and its subsidiaries. Criteria considered in determining participation in the Long-Term Performance Plan include the direct and measurable impact the executive has on longer-term financial results, the influence the individual has on strategic direction and the degree of risk inherent in the individual's business decisions. Previously awarded units are payable dependent upon specific increases in capital, surplus and equity position determined at of the end of a three-year plan cycle and payments are made subject to a subsequent three-year vesting cycle. The last three-year plan cycle under the Long-Term Performance Plan began in 1995. Therefore, no Named Executive Officers were awarded Long-Term Performance Plan units in 1996, although certain awards made in 1995 will continue to vest through 1999. Commencing in 1997, long-term incentive compensation awards will be made to the Named Executive Officers pursuant to AFC's Long-Term Stock Incentive Plan.

  The Company and Citizens Corporation also have in place Long Term Stock Incentive Plans (the "Stock Plans"). The Citizen Stock Plan was adopted in 1994 and the Company's Stock Plan was adopted in 1995. The objectives of the Stock Plans include providing incentives for participants to make substantial contributions to the company's long-term business growth, enhancing the company's ability to attract and retain executive officers and other key employees, rewarding participants for their contributions to the success of the company and aligning the interests of executive officers and other key employees with those of the company's stockholders. Up to 200,000 shares are available for awards under the Citizens Corporation Stock Plan. One million shares are available under the APY Plan. Under the Citizens Corporation Long Term Incentive Plan options covering 7,000 shares were granted to Mr. McAuliffe. Under the Company's Long Term Incentive Plan, options were awarded in 1996 as follows: options covering 10,000 shares to Mr. May; options covering 9,000 shares to Mr. Rupley; options covering 3,000 shares to Mr. Richardson; and options covering 7,000 shares to Mr. Porterfield. Factors considered in determining the grant of options under the Stock Plans to Named Executive Officers included the contribution of each executive to the long-term performance of the respective corporation and the importance of each executive's responsibilities within the organization.

  Special Cash Bonus. In evaluating the total compensation of the Named Executive Officers and certain other executive officers of FAFLIC and Hanover, the Compensation Committee also considered the importance of individual stock ownership of executive officers to the future performance of the Company. Due to the restrictions imposed by the Plan of Reorganization prohibiting the Named Executive Officers and certain other executive officers of AFC and FAFLIC from acquiring AFC stock or participating in AFC's Stock Plan until October 1996, the Compensation Committee approved a special cash bonus payment to these executives with the intent that the bonus be used to purchase an equal amount of AFC Common Stock. As an incentive to encourage such purchases, for each share of AFC Common Stock purchased with such bonus funds, certain of the Named Executive Officers will be awarded one share of restricted stock pursuant to the AFC Stock Plan.

  Compensation of the CEO. John F. O'Brien, President and Chief Executive Officer of AFC, serves as President and Chief Executive Officer of the Company, and currently serves as Chairman of the Board of Hanover and of Citizens Insurance. Mr. O'Brien's compensation is established and reviewed by the Compensation Committee of the Board of Directors of AFC. He receives no compensation directly from the Company or its subsidiaries, but a portion of his FAFLIC compensation is allocated among and charged to the Company and those subsidiaries for which Mr. O'Brien provides services as a Director and executive officer.

  In approving the 1996 compensation package for Mr. O'Brien, AFC's Compensation Committee compared Mr. O'Brien's compensation against the comparative base salaries, annual and long-term incentives and other compensation of chief executives of a peer group of companies. The peer group companies included (i) insurance companies identified as having distribution systems, products/product mix and/or markets similar to FAFLIC and its subsidiaries; (ii) a subset of insurance companies that were identified by scope of financial activity (such as assets, revenue, and net written premium); and (iii) a subset of financial service companies that provide for a stratification of salary data based on similarity in the nature and scope of business activities. The Committee assumes (a) that such independent variables are meaningful in determining CEO compensation, and (b) that a correlation exists between pay and such variables. However, the approach does not consider variances in the business strategies and goals of each company, the relative competitive positions of the companies, and the personal characteristics and accomplishments of the individual executives. Therefore, the review of Mr. O'Brien's compensation by AFC's Compensation Committee also included an assessment of the performance of FAFLIC and its subsidiaries in terms of profitability and growth in the various business lines, as well as an evaluation of the capital positions of the companies, Mr. O'Brien's base salary was near the median, while the potential for incentive compensation, as a percentage of base salary, was below the median.

  Mr. O'Brien's 1996 incentive compensation performance measures included a corporate goal based upon GAAP Consolidated Net Income Return on Equity of AFC, business unit Return on Equity, focus goals relating to earnings per share, revenue, AFC's stock price and individual performance goals. Individual performance goals included significant improvement in earnings and capital; development of alternate distribution systems; initiatives to improve technology; and continued development and implementation of a strategic plan for the Company. Achievement of individual performance goals and other initiatives undertaken by Mr. O'Brien during 1996 resulted in performance that exceeded expectations.

  The AFC Compensation Committee carefully reviewed Mr. O'Brien's personal achievements against his 1996 goals and based on its evaluation, the Committee approved Mr. O'Brien's annual incentive compensation award of 96% of his base salary, out of a maximum potential of 100% of base salary. In addition, the Committee approved a special bonus award to Mr. O'Brien in the amount of $1,000,000, based on the reasons discussed in the paragraph entitled "Special Cash Bonus" above.

  The Committee believes that the executive compensation policies of the Board of Directors of FAFLIC, Hanover and Citizens Insurance are appropriate both to attract and retain corporate officers and other key employees of outstanding abilities and to motivate them to perform to the full extent of their abilities.

  Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation's Chief Executive Officer and four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Company intends to monitor the impact of Section 162(m) in order to balance the benefits of favorable tax treatment with a need to apply prudent judgment in carrying out the Company's compensation philosophy.

Members of the Compensation Committee:
 Herbert M. Varnum, Chairman
 Richard M. Wall

                         COMMON STOCK PERFORMANCE CHART

  Set forth below is a line graph comparing the cumulative total shareholder return for the five-year period ended December 31, 1996 of the common stock of the Company against the cumulative total return of the S&P 500 Index and the S&P Property-Casualty Insurance Index. The S&P Property-Casualty Insurance Index includes the following companies: The Allstate Corporation, General Re Corp., The Chubb Corporation, The St. Paul Companies, Inc., Safeco Corp. and USF&G Corp.

  The comparison of total return on investment assumes that $100 was invested on the first day of the 5-year period in each of the Company, the S&P 500 Index and the S&P Property-Casualty Insurance Index, and that dividends were reinvested.


                COMPARISON OF FIVE YEAR CUMULATICE TOTAL RETURN*
    AMONG ALLMERICA PROPERTY & CASUALTY COMPANIES, INC., THE S&P 500 INDEX
                AND THE S&P INSURANCE (PROPERTY-CASUALTY) INDEX

                                                    12/91      12/92      12/93       12/94       12/95       12/96
Allmerica Property & Casualty Companies, Inc.       $100       $143       $186        $146        $235        $226
S&P 500                                              100        117        118         121         165         203
S&P Insurance (Property & Casualty)                  100        108        115         120         163         199

* $100 invested on 12/31/91 in stock or index--including reinvestment of dividends.
 Fiscal year ending December 31.
--------
  The Compensation Committee Report and Stock Price Performance Graph above shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

                                    ITEM 12

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the number of shares of Common Stock of the Company owned as of March 15, 1997 by each Director, each individual named in the Summary Compensation Table, and Directors and executive officers as a group.

                               NUMBER OF SHARES OF NUMBER OF SHARES OF NUMBER OF SHARES OF
             NAME OF             COMMON STOCK OF     COMMON STOCK OF     COMMON STOCK OF
         BENEFICIAL OWNER             AFC*                APY*                CZC*
         ----------------      ------------------- ------------------- -------------------
     Michael P. Angelini.....            54               3,000                 --
     David A. Barrett........           285                 600               1,000(1)
     James A. Cotter, Jr.....           --                1,700(2)            1,100(2)
     Gail L. Harrison........            82                 450                 --
     M. Howard Jacobson......           --                  --                  --
     Dona Scott Laskey.......           --                1,040                 --
     J. Barry May............           272(3)              --                  --
     James R. McAuliffe......         5,035(4)            1,600               1,500
     John F. O'Brien.........           270(5)           16,000               1,000
     Francis S. Porterfield..           --                1,200(6)              --
     James F. Richardson.....         2,774(7)            7,122(8)              --
     Eric A. Simonsen........           146(9)            9,000(10)           3,000(11)
     Robert G. Stachler......           171                 --                  --
     Herbert M. Varnum.......            76                 600(12)             --
     Richard M. Wall.........           180                 --                  --
     Directors and executive
      officers as a group of
      23 persons.............        24,159(13)          48,262               7,900

--------
 * Each of the amounts represents less than 1% of the outstanding shares of Common Stock as of March 15, 1997. As to shares beneficially owned, each person has sole voting and investment power, except as indicated in other footnotes to this table.
(1) Shares owned by Mr. Barrett's spouse. Mr. Barrett disclaims beneficial ownership with respect to such shares.
(2) Includes 100 shares owned by Mr. Cotter's spouse.
(3) Shares held for the benefit of Mr. May by the trustees of the First Allmerica Financial Life Insurance Company's Employees' 401(k) Matched Savings Plan (the "FAFLIC Plan").
(4) Shares held for the benefit of Mr. McAuliffe by the trustees of the FAFLIC Plan.
(5) Includes 198 shares held for the benefit of Mr. O'Brien by the trustees of the FAFLIC Plan.
(6) Represents shares that Mr. Porterfield has the right to acquire within 60 days upon exercise of outstanding options.
(7) Shares held for the benefit of Mr. Richardson by the trustees of the FAFLIC Plan.
(8) Includes 800 shares that Mr. Richardson has the right to acquire within 60 days upon exercise of outstanding options. The remaining shares are held by Mr. Richardson as trustee for the James F. Richardson Revocable Trust.
(9) Shares held for the benefit of Mr. Simosen by the trustees of the FAFLIC
    Plan.
(10) Includes an aggregate of 3,000 shares of Common Stock of APY held in trusts for the benefit of Mr. Simonsen's children. Mr. Simonsen is trustee of the trusts and he disclaims beneficial ownership of the shares held in the trusts.
(11) Includes an aggregate of 1,000 shares of Common Stock of CZC held in trusts for the benefit of Mr. Simonsen's children. Mr. Simonsen is trustee of the trusts and he disclaims beneficial ownership of the shares held in the trusts.
(12) Shares voting and investment power.
(13) Includes 21,429 shares held by the trustees of the FAFLIC Plan.

  Set forth below, as of March 15, 1997, is the name of the only person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock:

                                                      AMOUNT AND NATURE
                  NAME AND ADDRESS                      OF BENEFICIAL   PERCENT
                 OF BENEFICIAL OWNER                      OWNERSHIP     OF CLASS
                 -------------------                  ----------------- --------
SMA Financial Corp.(1)...............................    35,472,600       59.5%
 440 Lincoln Street
 Worcester, MA 01653

--------
(1) SMA Financial Corp. is a wholly-owned subsidiary of AFC.

                                    ITEM 13

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company's subsidiaries or affiliates have, from time to time, retained the services of Bowditch & Dewey, LLP, a law firm in which Mr. Angelini, a Director of the Company, is a partner; such fees paid by the Company and its subsidiaries or affiliates do not exceed 5% of the law firms gross revenues for that firm's last fiscal year.

  The Company has agreements under which FAFLIC provides administrative, management, operating support, office space and other services to the Company and its subsidiaries including portfolio management, investment services, financial, accounting, electronic data processing, information systems, human resources, legal and other staff functions. Charges for these services are based FAFLIC's cost allocation policy, which is based upon state insurance law requirements that all cost allocations be on a fair and reasonable basis, and amounted to $59.3 million, $52.1 million and $64.4 million in 1996, 1995 and 1994, respectively.

  Hanover leases office space from FAFLIC under a lease agreement which expires December 31, 2010. The annual lease cost was $1.0 million during each of the years ended December 31, 1996, 1995 and 1994, respectively. The annual lease cost of this agreement is included within the amount of charges above for 1996, 1995 and 1994, respectively. Amgro, a Company subsidiary, leases office space from FAFLIC as a tenant at will. The annual lease cost was $0.3 million during each of the years ended December 31, 1996, 1995 and 1994, respectively and is included in the charges above.

                                    PART IV

                                    ITEM 14

       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS AND INDEX

  The consolidated financial statements are listed under Item 8 of this Form
10-K.

(A)(2) FINANCIAL STATEMENT SCHEDULES AND INDEX

                                                                                     PAGE NO.
                                                                                     IN THIS
SCHEDULE                                                                              REPORT
--------                                                                             --------
    I     Summary of Investments--Other Than Investments in Related Parties              78
    II    Condensed Financial Information of the Registrant                           79-81
    III   Supplementary Insurance Information                                         82-84
    IV    Reinsurance                                                                    85
    V     Valuation and Qualifying Accounts                                              86
    VI    Supplemental Information Concerning Property/Casualty Insurance Operations     87

  Schedules other than those listed above are omitted as they are not required, not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

(A)(3) EXHIBITS

  Exhibits filed as part of this Form 10-K are as follows:

  (2) Agreement and Plan of Merger, dated as of February 19, 1997, among Allmerica Property and Casualty, Allmerica Financial Corporation and APY Acquisition, Inc. incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Allmerica Financial Corporation (Commission File No. 1-13754) dated February 19, 1997.

  (3) 3.1 Articles of Incorporation. Filed as Appendix B to the Registrant's Form S-4, No. 33-51696, filed on November 4, 1992, and incorporated herein by reference.

       3.2 By laws. Filed as Appendix C to the Registrant's Form S-4, No. 33-51696, filed on November 4, 1992, and incorporated herein by reference.

  (4) Form of Stock Certificate of Allmerica Property & Casualty Companies, Inc. incorporated by reference to exhibit 3.3 to Amendment No. 1 to the Registrant's Form S-4, No. 33-51696, filed on October 13, 1992.

  (10) Material Contracts

     (10.1) The Hanover Insurance Company's Management Reward Plan
            (Executive Compensation Plan) and the Hanover Insurance Company's Excess Benefit Retirement Plan filed as Exhibit (10.1) to the Hanover Insurance Company's 1990 Annual Report on Form 10-K and incorporated herein by reference.

     (10.2) The Hanover Insurance Company's Supplemental Employee
            Retirement Plan. Filed as Exhibit (10.2) to the Hanover Insurance Company's 1990 Annual Report on Form 10-K and incorporated herein by reference.

     (10.3) Citizens Insurance Company of America's Management Reward Plan
            (Executive Compensation Plan) filed as Exhibit (10.3) to the Allmerica Property & Casualty Insurance Companies, Inc. 1992 Annual Report on Form 10-K and incorporated herein by reference.

     (10.4) Citizens Insurance Company of America's Excess Benefit
            Retirement Plan filed as Exhibit (10.4) to the Allmerica Property & Casualty Insurance Companies, Inc. 1992 Annual Report on Form 10-K and incorporated herein by reference.

     (10.5) Citizens Insurance Company of America's Supplemental Employee
            Retirement Plan. Filed as Exhibit (10.5) to the Allmerica Property & Casualty Insurance Companies, Inc. 1992 Annual Report on Form 10-K and incorporated herein by reference.

     (10.6) Allmerica Financial 1993 Annual Incentive Plan incorporated by reference to Exhibit (10.6) to the Allmerica Property & Casualty Companies, Inc. 1993 Annual Report on Form 10-K and incorporated herein by reference.

     (10.7) State Mutual Companies Long Term Performance Unit Plan incorporated by reference to Exhibit (10.7) to the Allmerica Property & Casualty Companies, Inc. 1993 Annual Report on Form 10-K and incorporated herein by reference.

     (10.8) Consolidated Service Agreement between State Mutual Life
            Assurance Company of America and their subsidiaries dated September 30, 1993 incorporated by reference to Exhibit (10.8) to the Allmerica Property & Casualty Companies, Inc. 1993 Annual Report on Form 10-K and incorporated herein by reference.

     (10.9) Indenture of Lease between First Allmerica Financial Life
            Insurance Company and The Hanover Insurance Company of America, dated July 3, 1984 and Corrected First Amendment to Indenture Lease dated December 20, 1993 incorporated by reference to Exhibit (10.10) to the Allmerica Property & Casualty Companies, Inc. 1993 Annual Report on Form 10-K and incorporated herein by reference.

     (10.10) Citizens Insurance Company of America Stock Option Plan dated
             June 3, 1994, incorporated by reference to Exhibit (10.11) to the Allmerica Property & Casualty Companies, Inc. 1994 Annual Report on Form 10-K and incorporated herein by reference.

     (10.11) Indenture of Lease between First Allmerica Financial Life
             Insurance Company and The Hanover Insurance Company of America, dated March 23, 1993, by and between Aetna Life Insurance Company and First Allmerica Life Insurance Company, including amendments thereto, relating to property in Atlanta, Georgia incorporated by reference to Exhibit (10.12) to the Allmerica Property & Casualty Companies, Inc. 1994 Annual Report on Form 10-K and incorporated herein by reference.

     (10.12) Allmerica Financial Cash Balance Plan incorporated by reference to Exhibit (10/13) to the Allmerica Property & Casualty Companies, Inc. third quarter report on Form 10-Q and incorporated herein by reference.

     (10.13) Allmerica Property & Casualty Companies, Inc. 1995 Long Term
             Stock Incentive Plan incorporated by reference to Exhibit A to Allmerica Property & Casualty Companies, Inc. definitive Proxy Statement dated March 30, 1995 and incorporated herein by reference.

  (11) Statement regarding computation of per share earnings.

  (21) Subsidiaries of the Registrant.

  (23) Consent of Independent Accountants in reference to the Registration Statement on Form S-8 (No. 333-11123)

  (24) Power of Attorney

  (99.1) Important factors regarding forward-looking statements

(B) REPORT ON FORM 8-K

  On December 18, 1996, a report on Form 8-K was filed reporting under item 5, Other Events, the announcement by the Registrant that AFC had made a proposal to the Board of Directors of the Registrant to acquire the remaining shares of common stock of the Registrant that it did not already own.

  On February 20, 1997, a report on Form 8-K was filed reporting under item 5, Other Events, the announcement that the Registrant and AFC entered into an agreement and plan of merger, pursuant to which AFC will acquire all of the remaining shares of common stock of the Registrant that it did not already own.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       Allmerica Property & Casualty
                                        Companies, Inc. Registrant


                                                    /s/ John F. O'Brien
  Date: March 18, 1997                    By: _________________________________
                                                      JOHN F. O'BRIEN
                                                CHIEF EXECUTIVE OFFICER AND
                                                         PRESIDENT

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

         /s/ John F. O'Brien           Chief Executive          March 18, 1997
-------------------------------------   Officer and
           JOHN F. O'BRIEN              President

      /s/ Edward J. Parry, III         Vice President,
-------------------------------------   Chief Financial         March 18, 1997
        EDWARD J. PARRY, III            Officer, Treasurer
                                        and Principal
                                        Accounting Officer

                  *                    Vice President and       March 18, 1997
-------------------------------------   Director
          ERIC A. SIMONSEN

                  *                    Director                 March 18, 1997
-------------------------------------
         MICHAEL P. ANGELINI

                  *                    Director                 March 18, 1997
-------------------------------------
          DAVID A. BARRETT

                  *                    Director                 March 18, 1997
-------------------------------------
         JAMES A. COTTER JR.

                  *                    Director                 March 18, 1997
-------------------------------------
          GAIL L. HARRISON

                  *                    Director                 March 18, 1997
-------------------------------------
         M. HOWARD JACOBSON

                  *                    Director                 March 18, 1997
-------------------------------------
          DONA SCOTT LASKEY

                  *                    Director                 March 18, 1997
-------------------------------------
         ROBERT G. STACHLER

                  *                    Director                 March 18, 1997
-------------------------------------
          HERBERT M. VARNUM

                  *                    Director                 March 18, 1997
-------------------------------------

        RICHARD MANNING WALL
         /s/ John F. O'Brien
*By: ________________________________
           JOHN F. O'BRIEN
          ATTORNEY IN FACT

                                                                      SCHEDULE I

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1996

                                                                    AMOUNT AT
                                                                   WHICH SHOWN
                                                                     IN THE
                                                                  CONSOLIDATED
TYPE OF INVESTMENT                        COST (1) FAIR VALUE (1) BALANCE SHEET
------------------                        -------- -------------- -------------
                                                      (IN MILLIONS)
Fixed maturities:
 Bonds:
  U.S. government obligations............   299.7       307.8          307.8
  States and political subdivisions...... 2,212.8     2,253.1        2,253.1
  Foreign governments....................    10.1        11.8           11.8
  Public utilities.......................    92.4        96.3           96.3
  Convertibles and bonds with
   warrants..............................     0.3         0.4            0.4
  All other corporate bonds..............   724.4       750.0          750.0
 Redeemable Preferred Stock..............   105.0       108.2          108.2
                                          -------     -------        -------
   Total fixed maturities................ 3,444.7     3,527.6        3,527.6
                                          -------     -------        -------
Equity securities:
 Common stocks:
  Public utilities.......................     4.9         5.5            5.5
  Banks, trusts and insurance companies..    26.8        48.1           48.1
  Industrial, miscellaneous and all
   other.................................   234.3       337.8          337.8
 Nonredeemable preferred stocks..........    11.3        11.5           11.5
                                          -------     -------        -------
   Total equity securities...............   277.3       402.9          402.9
                                          -------     -------        -------
Other investments........................    29.3        31.9           31.9
                                          -------     -------        -------
   Total investments..................... 3,751.3     3,962.4        3,962.4
                                          =======     =======        =======

--------
(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.

                                                                     SCHEDULE II

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY

                         CONDENSED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         1996    1995   1994
                                                        ------  ------  -----
                                                           (IN MILLIONS)
REVENUES
  Net investment income................................ $  0.1  $  0.2  $ 0.2
                                                        ------  ------  -----
    Total revenues.....................................    0.1     0.2    0.2
                                                        ------  ------  -----
EXPENSES
  Franchise tax expenses...............................    0.1     0.1    0.1
  Other expenses.......................................    1.8     2.3    0.7
                                                        ------  ------  -----
    Total expenses.....................................    1.9     2.4    0.8
                                                        ------  ------  -----
Loss before federal income taxes and equity in net
 operating results of subsidiaries.....................   (1.8)   (2.2)  (0.6)
Federal income tax benefit.............................    0.4     0.8    0.2
Equity in net operating results of subsidiaries........  147.8   141.5   99.6
                                                        ------  ------  -----
Net income............................................. $146.4  $140.1  $99.2
                                                        ======  ======  =====


   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in this Form 10-K.

                                                                     SCHEDULE II
                                                                     (CONTINUED)

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY

                            CONDENSED BALANCE SHEET

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
                                                        (IN MILLIONS, EXCEPT
                                                           PER SHARE DATA)
ASSETS
  Cash and cash equivalents............................ $      3.4  $      6.5
  Investment in subsidiaries...........................    1,522.1     1,486.3
  Dividend receivable..................................       85.0        20.0
  Other assets.........................................        0.6         --
                                                        ----------  ----------
    Total assets....................................... $  1,611.1  $  1,512.8
                                                        ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Due to affiliate..................................... $      0.2  $      0.1
  Dividends payable to shareholders....................        2.4         2.4
  Other accrued expenses...............................        --          1.0
                                                        ----------  ----------
    Total Liabilities..................................        2.6         3.5
                                                        ----------  ----------
SHAREHOLDERS' EQUITY
  Common stock, par value $1.00 per share; authorized
   90.0 shares; issued 61.9 shares.....................       61.9        61.9
  Additional paid-in capital...........................       32.0        32.0
  Retained earnings....................................    1,441.8     1,304.9
  Unrealized appreciation on investments, net of
   deferred federal income taxes and minority
   interest............................................      127.1       133.9
  Treasury stock, at cost (1.1 and 0.1 shares).........      (54.3)      (23.4)
                                                        ----------  ----------
    Total shareholders' equity.........................    1,608.5     1,509.3
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $  1,611.1  $  1,512.8
                                                        ==========  ==========

   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in this Form 10-K.

                                                                     SCHEDULE II
                                                                     (CONTINUED)

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY

                       CONDENSED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                        1996     1995     1994
                                                       -------  -------  ------
                                                           (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income..........................................  $ 146.4  $ 140.1  $ 99.2
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Increase in undistributed earnings of
   subsidiaries......................................   (107.6)  (106.6)  (94.6)
  Change in assets and liabilities:
   Increase in other assets..........................     (0.6)     --      --
   Increase (decrease) in due to affiliate...........      0.1      --     (0.1)
   (Decrease) increase in other accrued expenses.....     (1.0)     0.5    (0.1)
                                                       -------  -------  ------
   Net cash provided by operating activities.........     37.3     34.0     4.4
                                                       -------  -------  ------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of subsidiary common stock--APC Funding....      --      (0.2)    --
                                                       -------  -------  ------
   Net cash used for investing activities............      --      (0.2)    --
                                                       -------  -------  ------
CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends paid to shareholders......................     (9.5)    (9.8)   (9.9)
 Treasury stock purchased............................    (31.0)   (20.9)   (0.7)
 Treasury stock reissued.............................      0.1      --      --
   Net cash used for financing activities............    (40.4)   (30.7)  (10.6)
                                                       -------  -------  ------
Net (decrease) increase in cash and cash
 equivalents.........................................     (3.1)     3.1    (6.2)
Cash and cash equivalent at beginning of the period..      6.5      3.4     9.6
                                                       -------  -------  ------
Cash and cash equivalents at end of the period.......  $   3.4  $   6.5  $  3.4
                                                       =======  =======  ======

   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in this Form 10-K.

                                                                    SCHEDULE III

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

                      SUPPLEMENTARY INSURANCE INFORMATION

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                          RESERVE FOR
                                           LOSSES AND
                          DEFERRED POLICY     LOSS
                            ACQUISITION    ADJUSTMENT    UNEARNED   NET PREMIUMS NET INVESTMENT
                           EXPENSES (1)   EXPENSES (1) PREMIUMS (1)    EARNED      INCOME (2)
                          --------------- ------------ ------------ ------------ --------------
                                                      (IN MILLIONS)
Private passenger
 automobile.............     $   56.5       $1,027.9      $271.6      $  888.4
Homeowners..............         29.9          102.8       127.4         236.1
Other personal lines....          8.4           17.4        76.5          37.4
                             --------       --------      ------      --------
  Total personal lines..         94.8        1,148.1       475.5       1,161.9
                             --------       --------      ------      --------
Commercial automobile...         18.4          265.4        73.3         170.9
Commercial multiple
 peril..................         32.2          488.9       123.3         243.3
Workers' compensation...         12.4          629.9        84.1         228.5
Other commercial lines..          6.4          211.8        58.9          93.7
                             --------       --------      ------      --------
  Total commercial
   lines................         69.4        1,596.0       339.6         736.4
                             --------       --------      ------      --------
    Totals..............     $  164.2       $2,744.1      $815.1      $1,898.3       $235.4
                             ========       ========      ======      ========       ======
                            LOSSES AND
                                LOSS         POLICY       OTHER
                            ADJUSTMENT    ACQUISITION  UNDERWRITING NET PREMIUMS
                             EXPENSES       EXPENSES   EXPENSES (3)   WRITTEN
                          --------------- ------------ ------------ ------------
Private passenger
 automobile.............     $  627.0       $  194.3      $ 64.5      $  738.4
Homeowners..............        207.6           61.2        21.6         243.1
Other personal lines....         21.5            7.8         5.6         185.9
                             --------       --------      ------      --------
  Total personal lines..        856.1          263.3        91.7       1,167.4
                             --------       --------      ------      --------
Commercial automobile...        123.5           39.3        17.2         155.2
Commercial multiple
 peril..................        204.1           62.5        35.8         252.4
Workers' compensation...        129.5           34.7        23.5         220.2
Other commercial lines..         58.7           22.8        13.4         119.2
                             --------       --------      ------      --------
  Total commercial
   lines................        515.8          159.3        89.9         747.0
                             --------       --------      ------      --------
    Totals..............     $1,371.9       $  422.6      $181.6      $1,914.4
                             ========       ========      ======      ========

--------
(1) As of December 31, 1996.
(2) Total invested assets which generate investment income are not recorded or allocated by segment or line of business; therefore, net investment income is stated in total.
(3) Includes severance charges of $1.1 and excludes policyholders' dividends of $11.5.

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

                      SUPPLEMENTARY INSURANCE INFORMATION

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                          RESERVE FOR
                                           LOSSES AND
                          DEFERRED POLICY     LOSS
                            ACQUISITION    ADJUSTMENT    UNEARNED   NET PREMIUMS NET INVESTMENT
                           EXPENSES (1)   EXPENSES (1) PREMIUMS (1)    EARNED      INCOME (2)
                          --------------- ------------ ------------ ------------ --------------
                                                      (IN MILLIONS)
Private passenger
 automobile.............     $   56.3       $1,056.4      $293.2      $  855.7
Homeowners..............         28.7          108.4       130.5         224.4
Other personal lines....          3.6           10.7        20.2          33.2
                             --------       --------      ------      --------
  Total personal lines..         88.6        1,175.5       443.9       1,113.3
                             --------       --------      ------      --------
Commercial automobile...         16.4          309.2        85.3         164.2
Commercial multiple
 peril..................         29.1          479.6       124.7         157.1
Workers' compensation...         14.3          701.8        97.7         335.1
Other commercial lines..          9.1          229.9        45.7          93.5
                             --------       --------      ------      --------
  Total commercial
   lines................         68.9        1,720.5       353.4         749.9
                             --------       --------      ------      --------
    Totals..............     $  157.5       $2,896.0      $797.3      $1,863.2       $209.6
                             ========       ========      ======      ========       ======
                            LOSSES AND
                                LOSS         POLICY       OTHER
                            ADJUSTMENT    ACQUISITION  UNDERWRITING NET PREMIUMS
                             EXPENSES       EXPENSES   EXPENSES (3)   WRITTEN
                          --------------- ------------ ------------ ------------
Private passenger
 automobile.............     $  604.5       $  179.6      $ 64.9      $  871.9
Homeowners..............        161.5           54.8        20.7         233.1
Other personal lines....         16.2            8.9         5.2          36.3
                             --------       --------      ------      --------
  Total personal lines..        782.2          243.3        90.8       1,141.3
                             --------       --------      ------      --------
Commercial automobile...         89.5           33.0        18.6         162.8
Commercial multiple
 peril..................        112.7           38.3        20.3         244.5
Workers' compensation...        214.2           72.6        31.4         247.4
Other commercial lines..         91.1           21.9        18.3          89.3
                             --------       --------      ------      --------
  Total commercial
   lines................        507.5          165.8        88.6         744.0
                             --------       --------      ------      --------
    Totals..............     $1,289.7       $  409.1      $179.4      $1,885.3
                             ========       ========      ======      ========

--------
(1) As of December 31, 1995.
(2) Total invested assets which generate investment income are not recorded or allocated by segment or line of business; therefore, net investment income is stated in total.
(3) Excludes policyholders' dividends of $10.6.

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

                      SUPPLEMENTARY INSURANCE INFORMATION

                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                          RESERVE FOR
                                          LOSSES AND
                          DEFERRED POLICY    LOSS
                            ACQUISITION   ADJUSTMENT    UNEARNED   NET PREMIUMS NET INVESTMENT
                            EXPENSES(1)   EXPENSES(1) PREMIUMS(1)     EARNED      INCOME(2)
                          --------------- ----------- ------------ ------------ --------------
                                                     (IN MILLIONS)
Private passenger auto-
 mobile.................     $   49.6      $1,007.3      $281.1      $  802.7
Homeowners..............         26.4         101.9       122.0         207.7
Other personal lines....          3.4          19.2        20.2          33.9
                             --------      --------      ------      --------
  Total personal lines..         79.4       1,128.4       423.3       1,044.3
                             --------      --------      ------      --------
Commercial automobile...         20.3         300.2        89.0         165.6
Commercial multiple per-
 il.....................         29.2         444.4       122.8         166.6
Workers' compensation...         15.8         768.5       102.2         330.9
Other commercial lines..         10.3         180.2        55.9          83.9
                             --------      --------      ------      --------
  Total commercial
   lines................         75.6       1,693.3       369.9         747.0
                             --------      --------      ------      --------
    Totals..............     $  155.0      $2,821.7      $793.2      $1,791.3       $202.4
                             ========      ========      ======      ========       ======
                            LOSSES AND
                               LOSS         POLICY       OTHER
                            ADJUSTMENT    ACQUISITION UNDERWRITING NET PREMIUMS
                             EXPENSES      EXPENSES    EXPENSES(3)   WRITTEN
                          --------------- ----------- ------------ ------------
Private passenger auto-
 mobile.................     $  560.7      $  164.7      $ 62.0      $  815.7
Homeowners..............        180.7          52.5        20.7         214.2
Other personal lines....         15.6           8.2         5.2          33.6
                             --------      --------      ------      --------
  Total personal lines..        757.0         225.4        87.9       1,063.5
                             --------      --------      ------      --------
Commercial automobile...        117.5          32.7        20.4         174.6
Commercial multiple per-
 il.....................        130.3          39.3        20.7         235.6
Workers' compensation...        235.5          71.1        37.1         249.6
Other commercial lines..         66.4          21.8        19.8          99.6
                             --------      --------      ------      --------
  Total commercial
   lines................        549.7         164.9        98.0         759.4
                             --------      --------      ------      --------
    Totals..............     $1,306.7      $  390.3      $185.9      $1,822.9
                             ========      ========      ======      ========

--------
(1) As of December 31, 1994.
(2) Total invested assets which generate investment income are not recorded or allocated by segment or line of business; therefore, net investment income is stated in total.
(3) Excludes policyholders' dividends of $8.8.

                                                                     SCHEDULE IV

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

                                  REINSURANCE

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                   PERCENTAGE
                                   CEDED TO   ASSUMED              OF AMOUNT
                           DIRECT   OTHER    FROM OTHER             ASSUMED
                           AMOUNT  COMPANIES COMPANIES  NET AMOUNT   TO NET
                          -------- --------- ---------- ---------- ----------
                                             (IN MILLIONS)
1996
Property and liability
 insurance premiums
 earned.................. $2,018.5  $232.6     $112.4    $1,898.3     5.9%
                          ========  ======     ======    ========     ===
1995
Property and liability
 insurance premiums
 earned.................. $2,021.7  $296.2     $137.7    $1,863.2     7.4%
                          ========  ======     ======    ========     ===
1994
Property and liability
 insurance premiums
 earned.................. $1,967.1  $291.9     $116.1    $1,791.3     6.5%
                          ========  ======     ======    ========     ===

                                                                      SCHEDULE V

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                    DEDUCTIONS
                                        ADDITIONS  FROM PREMIUM
                           BALANCE AT   CHARGED TO BALANCES TO
                          BEGINNING OF  COSTS AND   ALLOWANCE   BALANCE AT END
                             PERIOD      EXPENSE     ACCOUNT      OF PERIOD
                          ------------- ---------- ------------ --------------
                                             (IN MILLIONS)
1996
Allowance for doubtful
 accounts................     $4.6         $6.8        $6.9          $4.5
                              ====         ====        ====          ====
1995
Allowance for doubtful
 accounts................     $4.7         $5.3        $5.4          $4.6
                              ====         ====        ====          ====
1994
Allowance for doubtful
 accounts................     $3.5         $4.1        $2.9          $4.7
                              ====         ====        ====          ====

                                                                     SCHEDULE VI

                 ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.

            SUPPLEMENTAL INFORMATION CONCERNING PROPERTY & CASUALTY
                              INSURANCE OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                 DISCOUNT
                                                  IF ANY,
                          DEFERRED               DEDUCTED
                           POLICY    RESERVE FOR   FROM                  NET       NET
    AFFILIATION WITH     ACQUISITION LOSSES AND  PREVIOUS   UNEARNED   PREMIUMS INVESTMENT
       REGISTRANT         EXPENSES     LAE(2)    COLUMN(1) PREMIUMS(2)  EARNED    INCOME
    ----------------     ----------- ----------- --------- ----------- -------- ----------
                                                   (IN MILLIONS)
Consolidated Property
 and Casualty
 Subsidiaries
  1996..................   $164.2     $2,744.1     $--       $815.1    $1,898.3   $235.4
                           ======     ========     ====      ======    ========   ======
  1995..................   $157.5     $2,896.0     $--       $797.3    $1,863.2   $209.6
                           ======     ========     ====      ======    ========   ======
  1994..................   $155.0     $2,821.7     $--       $793.2    $1,791.3   $202.4
                           ======     ========     ====      ======    ========   ======

                                       AMORTIZATION OF
                   LOSSES AND LAE      DEFERRED POLICY
               -----------------------   ACQUISITION   PAID LOSSES NET PREMIUMS
               CURRENT YEAR PRIOR YEAR    EXPENSES       AND LAE     WRITTEN
               ------------ ---------- --------------- ----------- ------------
  1996........   $1,513.3    $(141.4)      $422.6       $1,387.2     $1,914.4
                 ========    =======       ======       ========     ========
  1995........   $1,427.3    $(137.6)      $409.1       $1,266.5     $1,885.3
                 ========    =======       ======       ========     ========
  1994........   $1,434.8    $(128.1)      $390.3       $1,217.1     $1,822.9
                 ========    =======       ======       ========     ========

--------
(1) The Company does not employ any discounting techniques.
(2) Reserves for losses and LAE are shown gross of $626.9 million, $763.5 million and $712.5 million of reinsurance recoverable on unpaid losses in 1996, 1995 and 1994, respectively. Unearned premiums are shown gross of prepaid premiums of $45.5 million, $43.8 million and $61.9 million in 1996, 1995 and 1994, respectively.

               [ALLMERICA FINANCIAL LOGO, LIST OF SUBSIDIARIES
                      AND CORPORATE ADDRESS APPEARS HERE]



APY9610K





APY9610K