Form 10-Q
period 1997-03-31
ALLMERICA PROPERTY & CASUALTY COMPANIES INC
filed 1997-05-14
CIK 891289

FORM 10-Q

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                         --------------------


                              (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended:  March 31, 1997
                                             --------------
                                  OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
            For the transition period from:        to


                                0-20668
                               ---------
                       (Commission file number)


             ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
             ---------------------------------------------
        (Exact name of registrant as specified in its charter)

                Delaware                                  04-3164595
                --------                                  ----------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification Number)


          440 Lincoln Street, Worcester, Massachusetts  01653
          ---------------------------------------------------
               (Address of principal executive offices)
                              (Zip Code)

                            (508) 855-1000
         (Registrant's telephone number, including area code)


 ---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 59,651,206 shares of common stock outstanding, as of May 1, 1997.


                                  16
                         Total Number of Pages



                                   1

=======================================================================


                           TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION



    ITEM 1 - FINANCIAL STATEMENTS
           Consolidated Statements of Income                        3
           Consolidated Balance Sheets                              4
           Consolidated Statements of Shareholders' Equity          5
           Consolidated Statements of Cash Flows                    6
           Notes to Consolidated Financial Statements               7


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL
             CONDITION                                         8 - 14



PART II - OTHER INFORMATION



    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                      15




SIGNATURES                                                         16



                                  2

=======================================================================



                    PART I - FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

             ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME


                                                                 (Unaudited)
                                                             Three Months Ended
(In millions, except per share data)                               March 31,
                                                             1997           1996
                                                         ------------------------

Revenues
   Net premiums written                                  $   484.5      $   475.7
   Increase in unearned premiums,
     net of prepaid reinsurance premiums                       9.4           10.6
                                                         ---------      ---------
   Net premiums earned                                       475.1          465.1
   Net investment income                                      61.3           52.3
   Net realized gains on investments                          37.8           45.5
   Other income                                                2.4            0.4
                                                         ---------      ---------
     Total revenues                                          576.6          563.3
                                                         ---------      ---------

Expenses
   Losses and loss adjustment expenses                       346.6          346.2
   Policy acquisition and other operating expenses           156.7          146.5
   Policyholders' dividends                                    1.6            3.1
                                                         ---------      ---------
     Total expenses                                          504.9          495.8
                                                         ---------      ---------

Income before federal income taxes and minority               71.7           67.5
interest

Federal income tax expense                                    14.9           13.7
                                                         ---------      ---------

Income before minority interest                               56.8           53.8

Minority interest                                            (5.0)          (4.2)
                                                         ---------      ---------

Net income                                                $   51.8       $   49.6
                                                         =========      =========

Per share data

   Net income                                             $   0.87       $   0.82
                                                         =========      =========

Dividends declared to shareholders                        $   0.04       $   0.04
                                                         =========      =========

Weighted average shares outstanding                           59.7           60.5
                                                         =========      =========



    The accompanying notes are an integral part of these financial statements



                                   3

=======================================================================






             ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
                      CONSOLIDATED BALANCE SHEETS



                                                         (Unaudited)
(In millions, except share and per share data)
                                                           March 31,     December 31,
                                                              1997           1996
                                                          ---------------------------
Assets
  Investments
    Debt securities available-for-sale, at fair value     $   3,558.7    $   3,527.6
      (Amortized cost of $3,536.4 and $3,444.7)
    Equity securities available-for-sale, at fair value         311.7          402.9
      (Cost of $213.8 and $277.3)
    Other investments, at fair value (Cost of $29.5 and          31.3           31.9
      $29.3)                                               ----------     ----------
      Total investments                                       3,901.7        3,962.4
  Cash and cash equivalents                                     122.9           96.9
  Accrued investment income                                      63.3           65.3
  Premiums receivable (less allowance for
    doubtful accounts of $5.5 and $4.5)                         415.3          410.2
  Finance installment receivables                                28.1           29.3
  Reinsurance recoverable on paid and unpaid balances           631.7          669.2
  Prepaid reinsurance premiums                                   40.0           45.5
  Deferred policy acquisition expenses                          166.0          164.2
  Deferred federal income taxes                                 122.6           93.2
  Other assets                                                  172.1          167.7
                                                           ----------     ----------
                                                          $   5,663.7    $   5,703.9
                                                           ==========     ==========

Liabilities and Shareholders' Equity

 Liabilities
  Reserve for losses and loss adjustment expenses         $   2,678.5    $   2,744.1
  Unearned premiums                                             819.0          815.1
  Reinsurance premiums payable                                   30.1           31.4
  Commercial paper                                               27.6           28.0
  Other liabilities                                             371.9          344.7
                                                           ----------     ----------
    Total liabilities                                         3,927.1        3,963.3
                                                           ----------     ----------

Minority interest                                               132.1          132.1
                                                           ----------     ----------


Shareholders' Equity
  Preferred stock, par value $1.00 per share;
    authorized 20.0 million shares; issued none                     -              -
  Common stock, par value $1.00 per share;
    authorized 90.0 million shares; issued 61.9 million          61.9           61.9
    shares
  Additional paid-in capital                                     32.0           32.0
  Retained earnings                                           1,491.2        1,441.8
  Unrealized appreciation on investments, net of
    deferred federal income taxes and minority interest          73.7          127.1
  Treasury stock, at cost (2.2 million shares in 1997           (54.3)         (54.3)
    and 1996)                                              ----------     ----------

    Total shareholders' equity                                1,604.5        1,608.5
                                                           ----------     ----------

                                                           $  5,663.7    $   5,703.9
                                                           ==========     ==========



    The accompanying notes are an integral part of these financial statements


                                   4

=======================================================================


             ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                          (Unaudited)
 (In millions)                                        Three Months Ended
                                                           March 31,
                                                      1997         1996
                                                 -------------------------

Common stock
  Balance at beginning and end of period         $     61.9     $     61.9
                                                 ----------     ----------

Additional paid-in capital
  Balance at beginning and end of period               32.0           32.0
                                                 ----------     ----------

Retained earnings
  Balance at beginning of period                    1,441.8        1,304.9
  Net income                                           51.8           49.6
  Dividends declared to shareholders                   (2.4)          (2.4)
                                                 ----------     ----------
  Balance at end of period                          1,491.2        1,352.1
                                                 ----------     ----------

Unrealized appreciation on investments,
net of deferred federal income taxes and
minority interest
  Balance at beginning of period                      127.1          133.9
  Depreciation during the period                      (89.1)         (78.7)
  Provision for deferred federal income tax            31.2           27.6
    benefit
  Minority interest, net of taxes                       4.5            2.9
                                                 ----------     ----------
  Balance at end of period                             73.7           85.7
                                                 ----------     ----------

Treasury stock
  Balance at beginning of period                      (54.3)         (23.4)
  Shares purchased at cost                              -            (23.6)
                                                 ----------     ----------
  Balance at end of period                            (54.3)         (47.0)
                                                 ----------     ----------


  Total shareholders' equity                    $   1,604.5    $   1,484.7
                                                 ==========     ==========





    The accompanying notes are an integral part of these financial statements


                                   5

=======================================================================




             ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              (Unaudited)
                                                          Three Months Ended
(In millions)                                                  March 31,
                                                            1997         1996
                                                       -------------------------
Cash was (used for) provided by
Operating Activities

Net income                                             $     51.8     $     49.6
Adjustments to reconcile net income to
  net cash (used for) provided by operating
  activities:
    Minority interest                                         5.0            4.2
    Net realized gains on investments                       (37.8)         (45.5)
    Deferred federal income tax provision                     1.5            1.5
    Change in assets and liabilities:
      Deferred policy acquisition expenses                   (1.8)          (1.2)
      Premiums and notes receivable, net of                  (7.4)         (39.7)
        reinsurance payable
      Unearned premiums, net of prepaid reinsurance           9.4           10.6
        premiums
      Reserve for losses and loss adjustment
        expenses, net of reinsurance recoverable            (28.1)           4.8
      Other, net                                              3.8            1.3
                                                       ----------     ----------
        Net cash used for operating activities               (3.6)         (14.4)
                                                       ----------     ----------

Investing Activities
  Proceeds from sale of available-for-sale debt             287.5          446.2
    securities
  Proceeds from available-for-sale debt securities           83.7             -
    maturing or called
  Proceeds from sale of available-for-sale equity
    securities and other investments                        113.5          163.7
  Purchases of available-for-sale debt securities          (463.3)        (639.1)
  Purchases of available-for-sale equity securities         (13.4)         (39.2)
    and other investments
  Decrease in net receivable from securities                 25.4          100.3
    transactions not settled
  Capital expenditures                                       (1.0)          (0.8)
                                                       ----------     ----------
    Net cash provided by investing activities                32.4           31.1
                                                       ----------     ----------

Financing Activities
  Dividends paid to shareholders                             (2.4)          (2.4)
  Commercial paper redeemed, net                             (0.4)          (3.9)
  Treasury stock purchased, at cost                            -           (23.6)
                                                       ----------     ----------
    Net cash used for financing activities                   (2.8)         (29.9)
                                                       ----------     ----------

Net increase (decrease) in cash and cash equivalents         26.0          (13.2)

Cash and cash equivalents at beginning of period             96.9          125.5
                                                       ----------     ----------
Cash and cash equivalents at end of period             $    122.9     $    112.3
                                                       ==========     ==========





    The accompanying notes are an integral part of these financial statements

                                   6

=======================================================================



             ALLMERICA PROPERTY & CASUALTY COMPANIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Allmerica Property & Casualty Companies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles applicable to stock property and casualty insurance companies for interim financial information and with the requirements of Form 10-Q. The financial statements should be read in conjunction with the financial statements included in the Company's Form 10-K, for the year ended December 31, 1996.

In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Certain reclassifications have been made to the 1996 consolidated financial statements in order to conform to the 1997 presentation. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company's 1996 Form 10-K filed with the Securities and Exchange Commission.


2.    Earnings Per Share

Earnings per share are based on a monthly weighted average of shares outstanding. The weighted average number of shares of common stock and equivalents was 59.7 million and 60.5 million for the three month periods ended March 31, 1997 and 1996, respectively. On December 27, 1994, the Board of Directors of the Company authorized the repurchase of up to three million shares, or nearly five percent of its outstanding common stock. The Company purchased a total of 2.1 million shares since the implementation of the repurchase program.

Recently the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which supersedes APB Opinion No. 15, Earnings Per Share. This standard replaces the primary EPS requirements with a basic EPS computation and requires a dual presentation of basic and diluted EPS for those companies with complex capital structures. The Company intends to adopt the standards of Statement No. 128 for financial statements issued after December 15, 1997. The impact of this statement is expected to be immaterial on the Company's EPS calculation.


3.    Proposed Transaction

On February 19, 1997, Allmerica Financial Corporation ("AFC") and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which AFC will acquire all of the outstanding Common Stock, $1.00 par value per share, of the Company that it does not already own for consideration consisting of $17.60 in cash without interest and 0.4 shares of AFC Common Stock, $.01 par value, subject to adjustment. The maximum number of shares of AFC Common Stock to be issued in the Merger is approximately 9.67 million shares. Also, immediately prior to the Merger, the Company's Certificate of Incorporation will be amended to authorize a new class of Common Stock, one share of which will be exchanged for each share of Common Stock currently held by SMA Financial Corp., a wholly-owned subsidiary of AFC. The consummation of the Merger is subject to the satisfaction of various conditions, including the approval of regulatory authorities.


                                  7

=======================================================================




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


Results of Operations
---------------------

Consolidated Overview

Net Income

The Company's consolidated net income increased $2.2 million, to $51.8 million, or $0.87 per share, in the first quarter of 1997, compared to net income of $49.6 million, or $0.82 per share for the same period in 1996. Net realized gains were $37.8 million during the first quarter of 1997, versus $45.5 million during the comparable period of 1996, reflecting a decrease in the sale of equity securities by Hanover. Excluding realized gains and losses, net of taxes and minority interest, net income increased $7.7 million, to $29.5 million in the first quarter of 1997. This increase is primarily attributable to a $9.0 million increase in net investment income, in addition to a $2.9 million decrease in the underwriting loss. The growth in net investment income resulted primarily from an increase in average invested assets and the Company's portfolio shift to higher yielding debt securities, including longer duration and non-investment grade securities. The slight improvement in underwriting results is primarily attributable to decreased catastrophes and other weather related losses at Hanover, partially offset by reduced favorable development of prior year reserves at Hanover and higher policy acquisition and other underwriting expenses at both Hanover and Citizens. Federal income tax expense increased $1.2 million, to $14.9 million during the first quarter of 1997, and the effective tax rate increased from 20.3% in the first quarter of 1996, to 20.8%, for the same period in 1997. Minority interest in Citizens net income was $5.0 million in the first quarter of 1997, compared to $4.2 million during the first quarter of 1996.

Underwriting results

Consolidated net premiums earned increased $10.0 million, or 2.2%, to $475.1 million in the first quarter of 1997. Personal segment net premiums earned increased $15.2 million, or 5.4%, to $295.4 million, reflecting the accounting effects of restructuring a reinsurance contract at Hanover, increasing both net premiums earned and losses in the personal automobile line by approximately $4.0 million. In addition, increases since March 31, 1996, of 2.6% in policies in force in Hanover's personal automobile line and 2.5% in policies in force in Hanover's homeowners line, contributed to the increase in net premiums earned. Growth in Citizens' personal segment is attributable to increases in net premiums earned in Ohio and Indiana resulting from expansion in these states, a $3.0 million decrease in premiums ceded to Michigan Catastrophic Claims Association
(MCCA) and to increases in personal automobile and homeowners rates. Commercial segment net premiums earned decreased $5.2 million, or 2.8% to $179.7 million. This decrease is primarily attributable to rate reductions in the workers compensation line at both Hanover and Citizens.

The consolidated underwriting loss for the first quarter of 1997 decreased $2.9 million to a loss of $27.8 million. This slight improvement in underwriting results is primarily attributable to decreased catastrophes and other weather related losses at Hanover, partially offset by reduced favorable development of prior year
reserves   at  Hanover  and  higher  policy  acquisition   and   other
underwriting expenses at both Hanover and Citizens. Policy acquisition and other underwriting expenses increased $8.2 million, or 5.6%, to $154.7 million during the first



                                  8

=======================================================================



quarter of 1997 reflecting increased involuntary pool related expenses at Hanover, in addition to higher technology expenses at both Hanover and Citizens.

Investment results

Net investment income before taxes increased $9.0 million, or 17.2%, to $61.3 million during the first quarter of 1997 compared to $52.3 million in the comparable quarter of 1996. The increase in the first quarter of 1997 is primarily the result of an increase in average invested assets and the Company's portfolio shift to higher yielding debt securities, including longer duration and non-investment grade securities. The average pre-tax yield on debt securities was 6.8% and 6.0% for the first quarter of 1997 and 1996, respectively. Average invested assets increased $97.4 million, or 2.5%, to $3,932.1 million at March 31, 1997 compared to $3,834.7 million at March 31, 1996.

Net realized gains on investments before taxes were $37.8 million and $45.5 million in the first quarter of 1997 and 1996, respectively. The decrease in net realized gains in the first quarter of 1997 reflects a decrease in the sale of equity securities at Hanover. In both periods, net realized investment gains resulted primarily from the sale of appreciated equity securities, due to the Company's strategy of shifting to a higher level of debt securities.

Federal Income Taxes

The provision for federal income taxes was $14.9 million in the first quarter of 1997 compared to $13.7 million in the comparable period of 1996. The increase in 1997 represents an increase in the effective tax rate from 20.3% in 1996 to 20.8% in 1997.



Segment Results
----------------

Personal Segment

The personal segment represented 62.2% and 60.2% of total net premiums earned in the first quarter of 1997 and 1996, respectively.


                                                Hanover               Citizens             Consolidated
For the Quarters Ended                       1997       1996       1997       1996        1997       1996
March 31, (In millions)                   ------------------    ------------------      -----------------

Net premiums earned                       $ 151.7    $ 145.1    $ 143.7     $ 135.1    $ 295.4    $ 280.2

Losses and loss adjustment expenses         112.8      116.3      113.8       107.4      226.6      223.7

Policy acquisition and other underwriting
  expenses                                   51.0       49.0       39.5        36.4       90.5       85.4
                                          ------------------    -------------------     -----------------

Underwriting loss                         $ (12.1)   $ (20.2)   $  (9.6)    $  (8.7)   $ (21.7)   $ (28.9)
                                          ==================    ===================     =================



Revenues

Personal segment net premiums earned increased $15.2 million, or 5.4%, to $295.4 million during the first quarter of 1997, compared to $280.2 million in the first quarter of 1996. Hanover's personal segment net premiums earned increased $6.6 million, or 4.5%, to $151.7 million during the first quarter of 1997. This increase was primarily attributable to an increase in the personal automobile line associated with the accounting effects of restructuring a reinsurance contract, increasing net premiums earned by approximately $4.0 million. A 2.6% increase in polices in force in the personal automobile line as well as a 2.5% increase in policies in force in the homeowners' line, since March 31, 1996, also contributed to the increase in net premiums earned. These increases were partially offset by a mandated 6.2% decrease in Massachusetts personal automobile rates which became effective January 1, 1997. In March 1997, the Massachusetts Division of Insurance approved Hanover's plan to offer a safe driver's discount of 10% on automobile insurance premiums. Management believes these rate decreases may unfavorably impact premium growth in Massachusetts. Approximately 39% of Hanover's personal automobile business is currently written in Massachusetts.



                            9

=======================================================================


Citizens' personal segment net premiums earned increased $8.6 million, or 6.4%, to $143.7 million in the first quarter of 1997. This increase is primarily attributable to a decrease in premiums ceded to MCCA and to increases in personal automobile and homeowners rates. The non-recurring decrease in premiums ceded to MCCA was a result of a lower surcharge effective January 1, 1997 for personal automobile policies written. This growth is partially offset by a 2.0% decrease in policies in force in the personal automobile line since March 31, 1996, attributable to continued strong competition in Michigan.

Underwriting results

The personal segment underwriting loss in the first quarter of 1997 decreased $7.2 million, to a loss of $21.7 million. Hanover's underwriting results improved $8.1 million, to a loss of $12.1 million. Citizens' underwriting loss increased $0.9 million, to a loss of $9.6 million.

Hanover's personal segment losses and LAE decreased $3.5 million, or 3.0% to $112.8 million in the first quarter of 1997. This decrease is primarily attributable to a $18.2 million decreases in losses and LAE in the homeowners line resulting from decreased catastrophes during the first quarter of 1997. Catastrophe losses in Hanover's personal segment decreased $16.1 million, to $1.7 million in the first quarter of 1997 from $17.8 million during the comparable period of 1996. These decreases were significantly offset by a $14.8 million increase in losses and LAE in the personal automobile line, primarily reflecting a $9.0 million reduction in favorable development of prior year reserves and an increase in current year claims severity, in addition to the aforementioned accounting effects of restructuring a reinsurance contract.

Citizens' underwriting loss increased $0.9 million to a loss of $9.6 million during the first quarter of 1997. Catastrophe losses increased $1.2 million over the prior year first quarter, primarily in the homeowners line.

Policy acquisition and other underwriting expenses in the personal segment increased $5.1 million, or 6.0%, to $90.5 million in the first quarter of 1997, reflecting increased involuntary pool related expenses at Hanover, growth in net premiums earned primarily at Citizens, and higher technology expenses at both Hanover and Citizens

Commercial Segment

The commercial segment represented 37.8% and 39.8% of total net premiums earned in the first quarter of 1997 and 1996, respectively.


                                                Hanover               Citizens             Consolidated

For the Quarters Ended                       1997       1996       1997       1996        1997       1996
March 31, (In millions)                   ------------------    ------------------     ------------------

Net premiums earned                       $ 113.5    $ 115.5    $  66.2     $  69.4    $ 179.7    $ 184.9

Losses and loss adjustment expenses          75.3       74.4       44.7        48.1      120.0      122.5

Policy acquisition and other underwriting
  expenses                                   46.5       43.7       17.7        17.4       64.2       61.1

Policyholders' dividends                       -         1.3        1.6         1.8        1.6        3.1
                                          ------------------    -------------------    ------------------

Underwriting loss                         $  (8.3)   $  (3.9)   $   2.2    $    2.1   $   (6.1)   $  (1.8)
                                          ==================    ===================     =================




Revenues

Commercial segment net premiums earned decreased $5.2 million, or 2.8%, to $179.7 million in the first quarter of 1997. Hanover's commercial segment net premiums earned decreased $2.0 million, or 1.7%, to $113.5 million. This decrease is primarily attributable to rate decreases of 6.7% since January 1, 1997, in the workers' compensation line. Citizens' commercial segment net premiums earned decreased $3.2 million, or 4.6%, to $66.2 million, in the first quarter of 1997. This decrease is primarily attributable to decreases in rates for workers'



                                 10

=======================================================================


compensation. Rates in this line were decreased 6.4% and 8.7% effective June 1, 1996 and March 1, 1997, respectively. Management believes competitive conditions in the workers' compensation line may impact future growth in net premiums earned.

Underwriting results

The commercial segment underwriting loss for the first quarter of 1997 increased $4.3 million, to a loss of $6.1 million. Hanover's underwriting loss increased $4.4 million, to a loss of $8.3 million and Citizens' underwriting profit increased $0.1 million, to a profit of $2.2 million in the first quarter of 1997.

Hanover's commercial segment losses and LAE increased $0.9 million, or 1.2%, to $75.3 million in the first quarter of 1997. This increase is primarily attributable to increases in losses and LAE in the workers' compensation and commercial automobile lines of $5.1 million and $6.1 million, respectively. The increase in the workers' compensation line resulted from a decrease in favorable claims experience on prior accident years in addition to an increase in loss severity. Commercial automobile losses and LAE increased as a result of a reduction in favorable claims experience on prior accident years. These increases were significantly offset by a decrease in losses and LAE in the commercial multiple peril lines of $7.0 million, to $35.6 million due to an increase in favorable development on prior accident years, as well as a decrease in catastrophes from $5.8 million in the first quarter of 1996 to $2.1 million in 1997.

Citizens' losses and LAE decreased $3.4 million, or 7.1%, to $44.7 million in the first quarter of 1997. This reflects a decrease in losses and LAE in the workers' compensation line of $5.7 million, or 28.9%, to $14.0 million, primarily as a result of favorable claims activity in prior accident years.

Policy acquisition and other underwriting expenses in the commercial segment increased $3.1 million, or 5.1%, to $64.2 million in the first quarter of 1997, primarily attributable to increased technology expenses at both Hanover and Citizens.



                               11

=======================================================================


Reserve for  Losses and Loss Adjustment Expenses
------------------------------------------------

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


For the three months ended March 31, (In millions)          1997          1996
                                                       ------------------------

Reserve for losses and LAE, beginning of period        $  2,744.1    $  2,896.0

Incurred losses and LAE, net of reinsurance recoverable:

   Provision for insured events of the current              382.2         377.6
   period

   Decrease in provision for insured events of              (35.6)        (31.4)
   prior years                                         ----------    ----------

Total incurred losses and LAE                               346.6         346.2


Payments, net of reinsurance recoverable:

   Losses and LAE attributable to insured events            111.4         111.0
   of current period

   Losses and LAE attributable to insured events            269.2         232.7
   of prior years                                      ----------    ----------

Total payments                                              380.6         343.7


Change in reinsurance recoverable on unpaid                 (31.6)        (29.7)
losses                                                 ----------    ----------


Reserve for losses and LAE, end of period              $  2,678.5    $  2,868.8
                                                       ==========    ==========



As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $35.6 million and $31.4 million for the three month periods ended March 31, 1997 and 1996, respectively. The increase in favorable development on prior years' loss reserves of $4.2 million results primarily from a $12.4 million increase in favorable development at Citizens to $20.5 million. The favorable reserve development at Citizens in both years primarily reflects the initiatives taken by Citizens to manage medical costs in both automobile lines and the workers' compensation line, as well as the impact of the Michigan Supreme Court ruling on worker's compensation indemnity payments, which decreases the maximum amount to be paid for indemnity cases on all existing and future claims. Hanover's favorable development decreased $8.2 million to $15.1 million during the first quarter of 1997. This decrease is primarily attributable to decreased favorable development in the personal automobile and workers' compensation lines, partially offset by an increase in favorable development in the commercial multiple peril line.

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



                                  12

=======================================================================


Investment Portfolio
--------------------

The Company's investment portfolio decreased $60.7 million, to $3,901.7 at March 31, 1997 from $3,962.4 million at December 31, 1996.
Hanover's investment portfolio decreased $37.0 million, to $2,320.2 million, and Citizens' investment portfolio decreased $25.7 million, to $1,579.5 million. These decreases were primarily attributable to a decrease in unrealized appreciation of $53.4 million during the first quarter of 1997. Debt securities increased $31.1 million, to $3,558.7 million, from $3,527.6 million and represented 91.2% and 89.0% of the carrying value of all investments at March 31, 1997 and December 31, 1996, respectively. This increase is consistent with the Company's strategy of increasing the level of debt securities in the portfolio which was accomplished, in part, by reducing the level of equities. Tax-exempt securities decreased $41.1 million, to $2,220.1 million, from $2,261.2 million during 1997 and represented 62.4% and 64.1% of the total debt securities at March 31, 1997 and December 31, 1996, respectively. The Company may make modest extensions in portfolio incremental credit risk and adjustments to its taxable and tax-exempt positions in the future to seek to maximize after tax income.

At March 31, 1997, $311.7 million, or 8.0% of the investment portfolio was invested in equity securities compared to $402.9 million, or 10.2% at December 31, 1996.


Liquidity and Capital Resources
-------------------------------

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

Net cash used for operating activities for the three months ended March 31, 1997 and 1996 was $3.6 million and $14.4 million, respectively. This decrease is primarily attributable to an increase in net investment income, in addition to the timing of cash receipts and payments of premiums and claims, respectively.

Net cash provided by investing activities for the three months ended March 31, 1997 and 1996 was $32.4 million and $31.1 million, respectively. In 1997 and 1996, net cash provided resulted from net sales of equity securities and other investments in addition to the timing of cash payments to settle securities transactions, partially offset by net purchases of debt securities.

Net cash used for financing activities for the three months ended March 31, 1997 and 1996 was $2.8 million and $29.9, respectively. In the first quarter of 1997, the Company did not repurchase its common stock, while during the comparable period of 1996, the Company repurchased .9 million shares at a cost of $23.6 million.

Shareholders' equity was $1,604.5 million at March 31, 1997, or $26.88 per share, compared to $1,608.5 million at December 31, 1996, or $26.99 per share. Shareholders' equity reflects net income for the period, the repurchase of treasury stock and the impact of a $53.4 million decrease in the fair values of available-for-sale debt and equity securities. Changes in shareholders' equity related to the unrealized values of underlying portfolio investments will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.


                                  13

=======================================================================


The Company expects to continue to pay dividends in the foreseeable future. However, payment of future dividends is subject to the Board of Directors' approval and is dependent upon earnings and the financial condition of the Company.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturities, common stock and short-term investments. The Company also has unsecured lines of credit with certain banks to support its commercial paper borrowings. At March 31, 1997, these lines totaled $40 million and are subject to annual renewal. There were no borrowings under these lines of credit during the first quarter of 1997. In addition, the holding company's financial structure provides the flexibility to obtain funds externally through debt or equity financing, if needed.

Recent Developments

On February 19, 1997, AFC and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which AFC will acquire all of the outstanding Common Stock, $1.00 par value per share, of the Company that it does not already own for consideration consisting of $17.60 in cash without interest and 0.4 shares of AFC Common Stock, $.01 par value, subject to adjustment. The maximum number of shares of AFC Common Stock to be issued in the Merger is approximately 9.67 million shares. Also, immediately prior to the Merger, the Company's Certificate of Incorporation will be amended to authorize a new class of Common Stock, one share of which will be exchanged for each share of Common Stock currently held by SMA Financial Corp., a wholly-owned subsidiary of AFC. The consummation of the Merger is subject to the satisfaction of various conditions, including the approval of regulatory authorities.

On January 2, 1997, Hanover declared an extraordinary dividend in the amount of $120.0 million, payable on or after January 21, 1997 to Allmerica P&C. The dividend which was approved by the New Hampshire Insurance Department on January 9, 1997, is to be paid in a lump sum or in such installments as Allmerica P&C, in its discretion, may determine. As of March 31, 1997, no payments have been made to Allmerica P&C.

Forward Looking Statements

The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in the MD&A discussion, the words "believes," "anticipated," "expects" and similar expressions are intended to identify forward-looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99.1 to the Company's 1996 Form 10-K and incorporated herein by reference.

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



                                 14

=======================================================================


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



                                  15

=======================================================================



                              SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             Allmerica Property & Casualty Companies, Inc.
                              Registrant




Dated   May 14, 1997         /s/ John F. O'Brien
                             ------------------------------------
                             John F. O'Brien
                             President and Chief Executive
                             Officer


Dated   May 14, 1997         /s/ Edward J. Pary III
                             ------------------------------------
                             Edward J. Parry III
                             Vice President, Chief Financial
                             Officer, Treasurer and Principal
                             Accounting Officer



                                  16

=======================================================================