Form 10-K/A
period 1996-12-31
ALLMERICA PROPERTY & CASUALTY COMPANIES INC
filed 1997-06-12
CIK 891289

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-K/A

                               (Amendment No. 1)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing sales price of May 30, 1997 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $770,922,566.

  The number of shares outstanding of the registrant's common stock, $1.00 par value, was 59,658,406 shares outstanding as of May 30, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

              Total number of pages, including cover page 1 of 45

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               EXPLANATORY NOTE

  This Amendment No. 1 to Form 10-K on Form 10-K/A (the "Form 10-K/A") is being made to clarify certain disclosures in Items 7 and 8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K"). In addition, Item 14 of the Form 10-K has been restated to indicate the filing of an updated independent auditors' consent as an exhibit to the Form 10-K/A.

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

 Investment results

  Net investment income before taxes increased $25.8 million, or 12.3%, to $235.4 million during 1996, compared to $209.6 million in 1995. The increase in 1996 is primarily the result of an increase in average invested assets, $10.0 million of income from limited partnerships, and the Company's portfolio shift to higher yielding debt securities, including longer duration and non-investment grade securities. Refer to the discussion in the Investment Portfolio section on page 12 for additional information about investment and non-investment grade debt securities. The average pre-tax yield on debt securities was 6.4% and 6.1% for 1996 and 1995, respectively. Average invested assets increased $385.8 million, or 11.0%, to $3,891.0 million.

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

                                    ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------
Report of Independent Accountants......................................      16
Consolidated Statements of Income for the years ended December 31,
 1996, 1995 and 1994...................................................      18
Consolidated Balance Sheets as of December 31, 1996 and 1995...........      19
Consolidated Statements of Shareholders' Equity for the years ended De-
 cember 31, 1996, 1995
 and 1994..............................................................      20
Consolidated Statements of Cash Flows for the years ended December 31,
 1996, 1995
 and 1994..............................................................      21
Notes to Consolidated Financial Statements.............................   22-41

  The Financial Statement Schedules and Index were previously filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 24, 1997.

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
     Net pension liability..................................... $(30.9) $(21.0)
                                                                ======  ======

  Determination of the projected benefit obligations was based on a weighted average discount rate of 7.0% at December 31, 1996 and 1995. The assumed long-term rate of return on plan assets was 9% for both years. The actuarial present value of the projected benefit obligations was determined using assumed rates of increase in future compensation levels of 5.5% to 6.5%. Plan assets are invested primarily in various separate accounts and the general account of FAFLIC. Plan assets also include 159,047 shares of AFC common stock at both December 31, 1996 and 1995, with a market value of $5.3 million and $4.3 million at December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, each plan's projected benefit obligation exceeded its plans assets.

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

                                    PART IV

                                    ITEM 14

       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS AND INDEX

  The consolidated financial statements are listed under Item 8 of this Form 10-K/A.

(A)(2) FINANCIAL STATEMENT SCHEDULES AND INDEX

       The Financial Statement Schedules and Index were previously filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 24, 1997.

(A)(3) EXHIBITS

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

  (11) Statement regarding computation of per share earnings.+

  (21) Subsidiaries of the Registrant.+

  (23) Consent of Independent Accountants in reference to the Registration Statement on Form S-8 (No. 333-11123)

  (24) Power of Attorney+

  (99.1) Important factors regarding forward-looking statements+

   +   Previously filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 24, 1997.

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

                                       Allmerica Property & Casualty
                                        Companies, Inc. Registrant



  Date: June 12, 1997                    By:       /s/ Edward J. Parry, III
                                              ---------------------------------
                                              Vice President, Chief Financial
                                              Officer, Treasurer and Principal
                                                    Accounting Officer